Form 10KSB
period 1998-09-30
RFS BANCORP INC
filed 1998-12-29
CIK 1069545

U.S. SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549

                                  FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1998

                         Commission File No.: 00-25047

                               RFS BANCORP, INC.
                 (Name of small business issuer in its charter)

            United States                        Application Pending
   (State or other jurisdiction of                 (I.R.S.Employer
    incorporation or organization)                Identification No.)


                   310 Broadway, Revere, Massachusetts 02151
                   (Address of principal executive offices)
                                 (781) 284-7777
                           (Issuer's Telephone Number)

Securities registered pursuant to section 12(b) of the Exchange Act:

Title of each class                  Name of Exchange on which registered:
-------------------                  -------------------------------------
Common Stock, par value              OTC Bulletin Board
 $0.01 per share

      Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.    Yes  [X]      No  [ ]

      Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-KSB or any amendment to this Form 10-KSB.    [X]

      The revenues for the issuer's fiscal year ended September 30, 1998 are $6,798,000

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days. On December 21, 1998: $3,211,440.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The Company had 933,523 shares outstanding as of December 21, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [X]


                               TABLE OF CONTENTS

                                                                     Page

PART I

  ITEM 1.  BUSINESS                                                    1
  ITEM 2.  DESCRIPTION OF PROPERTY                                    40
  ITEM 3.  LEGAL PROCEEDINGS                                          40
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        40

PART II

  ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
            STOCKHOLDERS MATTERS                                      40
  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                       41
  ITEM 7.  FINANCIAL STATEMENTS                                       56
  ITEM 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                       56

PART III

  ITEM 9.  DIRECTORS AND PRINCIPAL OFFICERS OF THE BANK
            AND THE COMPANY                                           57
  ITEM 10. EXECUTIVE COMPENSATION                                     59
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                            65
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             66
  ITEM 13. EXHIBIT AND REPORTS ON FORM 8-K                            67

SIGNATURES                                                            69


                                     PART I

ITEM 1.  BUSINESS

General.

      RFS Bancorp, Inc. (the "Company") is a federally chartered stock holding company for Revere Federal Savings (the "Bank "), a federally chartered stock savings association which conducts business from its main office located in Revere, Massachusetts, which is located five miles northeast of Boston, Massachusetts. On December 18, 1998, the Bank, under an Agreement and Plan of Reorganization, reorganized into a "two tiered" mutual holding company structure (the "Reorganization"). Under the Reorganization, the (1) the Bank formed Revere, MHC (the "MHC"), a federal mutual holding company, which is the majority owner of the Company; (2) the Bank converted from a federally chartered mutual savings association to a federally chartered stock savings association and issued 100% of its capital stock to the Company; and (3) the Company issued shares of its common stock, $0.01 per share (the "Common Stock") to the public at a price of $10.00 per share in a subscription offering (the "Offering") to eligible members of the Bank and to the Company's Employee Stock Ownership Plan ("ESOP"). In the Offering 438,756 shares of the Company's common stock, or 47% shares issued in the Reorganization, were sold to the public and 494,767 shares were sold to the MHC, or 53% of the shares issued in the Reorganization. The Company's sole business activity consists of the business of the Bank.

      The Company also invests in long and short-term investment grade marketable securities and other liquid investments. In the future, the Company will consider using some of the proceeds of the Offering retained by it to expand its operations in its existing primary market and other nearby areas by acquiring other financial institutions which could be merged with the Bank or operated as separate subsidiaries. Presently, there are no agreements or understandings for expansion of the Company's operations. The Company's Common Stock is traded on the Over the Counter Bulletin Board under the symbol "RFED." Unless other wise disclosed, the information presented in this Report on Form 10-KSB represents the activity of the Bank and its subsidiary for the fiscal year ended September 30, 1998.

      At September 30, 1998, the Bank had total assets of $89.5 million, total deposits of $64.5 million and total equity of $6.5 million. The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law. On December 21, 1998, the Bank opened a branch in Chelsea, Massachusetts.

      The business of the Bank primarily consists of attracting savings deposits from the general public and investing such deposits in mortgage loans secured by single-family residential real estate, commercial real estate, commercial assets and investment securities, including U.S. Government and Federal Agency securities, asset-backed securities, FNMA, GNMA and FHLMC mortgaged-backed securities and interest-earning deposits. The Bank's commercial and commercial real estate borrowers are comprised of diverse small businesses, without a particular concentration in any one industry. The Bank also makes consumer loans, including home equity loans, automobile, loans on deposit accounts and other consumer loans. The Bank offers both fixed-rate and adjustable-rate loans and emphasizes the origination of residential real estate mortgage loans and commercial loans with adjustable interest rates.

      The Bank's principal sources of income are interest, dividends and fees on loans and investments, and the Bank's principal expenses are interest paid on deposit accounts, borrowings, and general operating expenses.

Market Area

      The Bank's office is located in Revere, Suffolk County, Massachusetts. The City of Revere, containing approximately 39,000 residents, is located approximately five miles from downtown Boston in the northern suburbs of Boston, bounded by the towns of Chelsea, Everett, Malden and Lynn. The City of Revere is easily accessible from downtown Boston via Route 1, Route 1A, Route 16 and other state roads connecting the communities within the Logan Airport corridor northeast of Boston. As an established metropolitan suburb, Revere consists mostly of developed single- and multi-family properties within a network of well-maintained neighborhoods.

      The majority of the Bank's lending and deposit activity has historically been in Revere. In recent years, the Bank's lending operations have expanded beyond the Revere City limits to include other areas of the metropolitan region, including the cities of Chelsea, Everett, Malden and Saugus. These cities contain an active and growing commercial business environment for financial institutions. Logan International Airport is located in East Boston, a portion of the city of Boston, which is adjacent to Revere and Chelsea. The Bank has recently targeted the area surrounding Logan International Airport as a source of potential business, and fully intends to increase activities in that area. The Bank's commercial loan department has been largely responsible for expanded business in this area and throughout Suffolk County.

      The economic base of the Bank's market area is diversified and includes a multitude of small businesses including services, wholesale and retail trade, government, air freight forwarding and other businesses servicing Logan Airport. Over the past few years, the regional economy in the Bank's primary market area, based on economic indicators such as unemployment rates, residential and commercial real estate values and vacancy rates and household income trends, has strengthened. However, unemployment rates for both Revere and Suffolk County remain slightly above statewide averages.

Business Strategy

      Historically, the primary focus of the Bank has been to provide financing for single family housing in its market area of Revere, Massachusetts and surrounding communities. Indeed, at September 30, 1995, over 96% of the Bank's loan portfolio consisted of one- to four-family residential loans, and the Bank had no commercial real estate or commercial loans in its portfolio. Beginning in 1996, the Bank began to make significant investments in the human and technological resources necessary to create a platform for the future growth and profitability of the Bank. While the Bank believes growth-oriented business strategy is best for its long term success and viability, it has been and will continue to be necessary for the Bank to increase investment in infrastructure, product development, and technology enhancements. As evidenced by the Bank's recent efficiency ratio increase, noninterest expenses have steadily increased since 1995 and should continue to grow until the Bank has adequate resources in place to offer an expanded range of service. Consequently, short-term net income may remain flat. Long-term profitability, however, should improve as the Bank realizes the benefits of diversified product lines and market share growth.

* Retail Banking and Customer Service. The Bank continues to focus on expanding its residential lending and retail banking franchise and increasing the number of households served within the Bank's market area. For nearly 100 years, the Bank has served the needs of Revere and its surrounding communities and remains the only bank headquartered in Revere. The Bank's Board of Directors and its management are active in many charitable organizations throughout Revere and the Bank's employees have taken pride in providing hands on, personal service. The Bank views its reputation as a service oriented institution which meets the needs of the local community as one of its greatest assets. Given the increasing consolidation in the financial services sector, the Bank believes that expanding its market share for traditional community banking products will enhance this reputation and provide inroads to new segments of the banking markets.

* Small Business Banking. The Bank views its entry into the small business banking market as a natural outgrowth of its traditional community banking services. Since 1996, the Bank has made a major commitment to small business commercial lending (involving commercial and industrial loans and commercial real estate loans) as a means to increase the yield on its loan portfolio and attract lower cost transaction deposit accounts. The Bank has worked to develop a niche of making commercial loans to the small and medium sized companies in a wide variety of industries located in Revere and elsewhere in the greater Boston area. In particular, the Bank has expanded its lending to the business community surrounding the Logan International Airport which comprises a growing sector of the Revere and Chelsea markets. The Bank offers these businesses a variety of traditional loans products and commercial services administered by the Bank's commercial loan department which are designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases and the refinancing of existing corporate debt. In addition, in order to better serve the unique financing needs of its commercial customers, the Bank also offers specialized products such as direct courier pick up for deposits. The Bank has also recently applied to become an approved lender of the Small Business Administration to better serve the needs of local businesses. The Bank has staffed its commercial lending department with the addition of a senior commercial loan officer with considerable commercial lending expertise in the Boston area and has developed a staff to support the commercial loan department. The Bank has recently added a second commercial lending officer to the small business banking area and will add additional qualified employees as market conditions warrant.

* Branch Expansion. The Bank believes that a branch network is crucial to increasing its market share in the traditional community banking and small business banking arenas and that its lending and deposit gathering activities are presently limited by the fact that it operates from only one location. The Bank has recently purchased its first branch facility in Chelsea, Massachusetts in a stable and growing small business market. This branch location will emphasize convenience for the Bank's small business clients and be designed to augment the Bank's small business lending activities. In the future, the Bank expects to fund the construction and/or acquisition of one or more additional branch locations either de novo, or by purchasing an existing deposit base and/or location and to expand and renovate its main office to allow the Bank's administrative functions to be performed in a single facility. Expansion will facilitate greater services and increased loan originations within the Bank's existing underwriting standards. On December 21, 1998, the Bank opened a branch in Chelsea, Massachusetts.

* Expanded Delivery Systems. The increased use of alternative delivery channels has simplified and reduced the costs of financial transactions for consumers, businesses and financial institutions. In addition to conducting financial transactions at branch offices, customers are increasingly using ATMs, online banking and online bill payment and electronic fund transfers to communicate with financial services providers. The Bank has responded to these market trends in several ways. First, since May 1997, the Bank has offered its 24 hour telebanking product which provides its customers with around the clock access to their accounts through the use of a touch tone telephone. The Bank also has located an ATM at Logan Airport and one in downtown Boston. Another ATM is scheduled to open in Revere. Finally, the Bank plans to introduce its home banking product which will give its customers access to their accounts through the use of their personal computers in the first quarter of 1999.

* Expansion of Product Lines. Regulatory changes and cross-sector acquisitions have diminished the distinctions among various types of financial institutions such as banks, insurance companies and securities brokerage firms. Financial institutions today have the opportunity to leverage their client base, expand their market share and compete for an increased share of customers' financial services business by offering a diverse range of products and services that formerly may have been offered only by one particular type of financial institution. Recognizing this trend, the Bank intends to broaden its product line in order to better serve its customers, expand customer relations and diversify its income stream. In the near term, the Bank is contemplating offering various uninsured investment products, including fixed-rate and variable annuities and mutual funds, through relationships with third party broker-dealers and/or money managers that would service both retail and small business customers needs for investment products. The Bank also plans to investigate opportunities presented by affiliations with insurance agencies over the longer term. The Bank's strategy is to become a full service provider of financial services, enhancing the Bank's ability to attract and retain both retail and commercial customers.

Lending Activities

      General. The Bank originates loans through its office located in Revere, Massachusetts. The principal lending activities of the Bank are the origination of conventional mortgage loans for the purpose of purchasing or refinancing owner-occupied, one- to four-family residential properties and the origination of commercial loans secured by commercial real estate and commercial assets. To a lesser extent, the Bank also originates consumer loans, including home equity and loans on deposit accounts, construction loans and multifamily residential real estate loans.

      The Bank's ten largest borrowing relationship, outstanding as of September 30, 1998, ranged from $265,000 to $492,000.

      The following table sets forth the composition of the Bank's mortgage and other loan portfolios in dollar amounts and percentages at the dates indicated.

                                                         At September 30,
                                -------------------------------------------------------------------
                                       1998                    1997                    1996
                                -------------------     -------------------     -------------------
                                           Percent                 Percent                 Percent
                                Amount     of Total     Amount     of Total     Amount     of Total
                                ------     --------     ------     --------     ------     --------
                                                      (Dollars in thousands)

Mortgage loans:
  One- to four-family           $34,475      73.03%     $32,928      79.11%     $30,046      89.84%
  Commercial real estate          3,969       8.41        2,577       6.19          460       1.38
  Construction and land           1,885       3.99          815       1.96        1,075       3.21
                                ------------------------------------------------------------------
      Total mortgage loans       40,329      85.43       36,320      87.26       31,581      94.43
                                ------------------------------------------------------------------
Commercial loans                  2,724       5.77        1,684       4.04           49       0.15
                                ------------------------------------------------------------------

Consumer loans:
  Home equity lines               3,061       6.48        2,761       6.63        1,303       3.90
  Secured by deposit accounts       604       1.28          374       0.90          370       1.11
  Auto loans                        409       0.87          413       0.99          121       0.36
  Other consumer loans               78       0.17           73       0.18           19       0.05
                                ------------------------------------------------------------------
      Total consumer loans        4,152       8.80        3,621       8.70        1,813       5.42
                                ------------------------------------------------------------------

Total loans receivable           47,205     100.00%      41,625     100.00%      33,443     100.00%
                                            ======                  ======                  ======

Loans held for sale                 235                     ---                     ---

Less:
  Allowance for loan losses        (528)                   (377)                   (325)
  Deferred loan origination
   fees, net                        (60)                    (73)                    (72)
                                -------                 -------                 -------
    Loans, net                  $46,852                 $41,175                 $33,046
                                =======                 =======                 =======

      One- to Four-Family Residential Real Estate Lending. The primary emphasis of the Bank's lending activity is the origination of conventional mortgage loans on one- to four-family residential dwellings located in the Bank's primary market area. As of September 30, 1998, loans on one- to four-family residential properties accounted for 73.0% of the Bank's total loan portfolio.

      The Bank's mortgage loan originations are for terms of up to 30 years, amortized on a monthly basis with interest and principal due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms as borrowers may refinance or prepay loans at their option, without penalty. Conventional residential mortgage loans granted by the Bank customarily contain "due-on-sale" clauses which permit the Bank to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property.

      The Bank makes conventional mortgage loans and uses standard Federal National Mortgage Association ("FNMA") documents, to allow for the sale of qualifying loans in the secondary mortgage market. The Bank lends up to a maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties of 100% of the lesser of the appraised value or purchase price of the property, with the condition that private mortgage insurance is required on loans with a loan-to-value ratio in excess of 80%. To a lesser extent, the Bank originates non-conforming loans which are tailored for its local community, but which may not satisfy the various requirements imposed by FNMA. On a limited basis the Bank offers special products, including mortgage loans with a 100% loan-to-value ratio without private mortgage insurance to customers with co-signers or who have excellent credit and income, for which the Bank receives a rate premium over conventional loans.

      The Bank offers adjustable-rate mortgage loans with terms of up to 30 years. Adjustable-rate loans offered by the Bank include loans which reprice every one, three, five or seven years and provide for an interest rate which is based on the interest rate paid on U.S. Treasury securities of a corresponding term, plus a margin of up to 2.75%. The Bank currently offers adjustable-rate loans with initial rates below those which would prevail under the foregoing computations, based upon the Bank's determination of market factors and competitive rates for adjustable-rate loans in its market area. For adjustable-rate loans, borrowers are qualified at the initial rate.

      The Bank's adjustable-rate mortgages include limits on increases or decreases of the interest rate of the loan. The interest rate may increase or decrease by 2.0% per year and 6.0% over the life of the loan for all of the Bank's adjustable rate mortgages. The retention of adjustable-rate mortgage loans in the Bank's loan portfolio helps reduce the Bank's exposure to fluctuations in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of the repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower.

      During the year ended September 30, 1998, the Bank originated $2.8 million in adjustable-rate mortgage loans and $14.9 million in fixed-rate mortgage loans. Of the fixed-rate loans originated, the Bank sold $8.4 million of fixed-rate loans and retained $6.5 million of fixed-rate loans based on the rate of the loans. Approximately 70% of all loan originations during fiscal 1998 were refinancings of loans already in the Bank's loan portfolio. At September 30, 1998, the Bank's loan portfolio included $9.2 million in adjustable-rate one- to four-family residential mortgage loans or 19.5% of the Bank's total loan portfolio, and $25.4 million in fixed-rate one- to four-family residential mortgage loans, or 53.8% of the Bank's total loan portfolio.

      Commercial Real Estate Loans. The Bank originates commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. In underwriting commercial real estate loans, consideration is given to the property's historical cash flow, current and projected occupancy, location and physical condition. At September 30, 1998, the Bank's commercial real estate loan portfolio consisted of 24 loans, totaling $4.0 million, or 8.4% of total loans. The Bank's largest loan is a commercial real estate loan with an outstanding balance of $492,000 at September 30, 1998 secured by a commercial property located in downtown Boston. The Bank's commercial real estate loan portfolio is diverse, and does not have any significant loan concentration by type of property or borrower.

      Commercial real estate lending entails additional risks compared with one- to four-family residential lending. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers and the payment experience on such loans is typically dependent on the successful operation of a real estate project and/or the collateral value of the commercial real estate securing the loan. See "Risk Factors-Growth of the Bank's Commercial Loan and Commercial Real Estate Loan Portfolio."

      Commercial Loans. In the past two years, the Bank has made a major commitment to small business commercial lending. The Bank has worked to develop a niche of making commercial loans to small and medium sized businesses in a wide variety of industries located in the Bank's market area and has recently applied to become an approved lender of the Small Business Administration. Small business loans are expected to comprise a growing portion of the Bank's loan portfolio in the future. At September 30, 1998, the Bank's commercial loan portfolio consisted of 60 loans, totaling $2.7 million, or 5.8% of total loans.

      Unless otherwise structured as a mortgage on commercial real estate, such loans generally are limited to terms of five years or less. Substantially all such commercial loans have variable interest rates tied to the prime rate as reported in the Wall Street Journal. Whenever possible, the Bank collateralizes these loans with a lien on commercial real estate, or alternatively, with a lien on business assets and equipment and the personal guarantees from principals of the borrower.

      The Bank offers commercial services administered by the Bank's commercial loan department which are designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases and the refinancing of existing corporate debt. In addition, the Bank has tailored certain products and services (such as courier pick up of deposits) to better serve the unique needs of local businesses. The Bank has staffed its commercial lending department with the addition of a senior commercial loan officer with considerable commercial lending expertise in the Boston area and has developed a staff to support the commercial loan department. The Bank has recently added a second commercial lending officer to the small business banking area and will add additional qualified employees as market conditions warrant.

      Commercial loans are generally considered to involve a higher degree of risk than residential mortgage loans because the collateral may be in the form of intangible assets and/or inventory subject to market obsolescence. Commercial loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial business lending generally requires substantially greater oversight efforts compared to residential real estate lending. The Bank utilizes the services of an outside consultant to conduct quarterly on-site reviews of the commercial loan portfolio to ensure adherence to underwriting standards and policy requirements.

      Consumer Loans. The Bank's consumer loans consist of home equity loans, loans secured by deposits, and other consumer loans, including automobile loans. At September 30, 1998, the consumer loan portfolio totaled $4.2 million or 8.8% of total loans. Consumer loans (other than home equity loans) generally are offered for terms of up to five years at fixed interest rates and do not exceed $25,000 individually.

      The Bank's home equity loans are secured by available equity based on the appraised value of owner-occupied one- to four-family residential property. Home equity loans will be made for up to 80% of the appraised value of the property (less the amount of the first mortgage). Home equity loans are offered at adjustable rates. The adjustable interest rate is prime minus 0.5% for the first year and the prime rate as reported in the Wall Street Journal for the remaining life of the loan. The Bank's home equity loans generally have a five-year draw (renewable for up to an additional five years) with a ten year repayment period. At September 30, 1998, the Bank had $3.1 million in home equity loans with unused credit available to existing borrowers of $2.7 million.

      The Bank makes loans secured by deposit accounts up to 90.0% of the amount of the depositor's savings account balance. The interest rate on the loan is 2.5% higher than the rate being paid on passbook accounts and 2.0% higher than the rate being paid on certificates of deposit. The Bank also makes other consumer loans, which may or may not be secured. The terms of such loans vary depending on the collateral.

      The Bank makes loans for automobiles, both new and used, directly to the borrowers. The loans are generally limited to 80% of the purchase price or the retail value listed by the National Automobile Dealers Book. The terms of the loans are determined by the age and condition of the collateral. The Bank obtains title to the vehicle and collision insurance policies are required on all these loans.

      Consumer loans are generally originated at higher interest rates than residential mortgage loans but also tend to have a higher credit risk than residential loans due to the loan being unsecured or secured by rapidly depreciable assets. Despite these risks, the Bank's level of consumer loan delinquencies generally has been low. No assurance can be given, however, that the Bank's delinquency rate on consumer loans will continue to remain low in the future, or that the Bank will not incur future losses on these activities.

      Construction Loans. The Bank engages in a limited amount of construction lending usually for the construction of single family residences or commercial real estate. Most are construction/permanent loans to the future occupants, structured to become permanent loans upon the completion of construction. All construction loans are secured by first liens on the property. Loan proceeds are disbursed as construction progresses and inspections warrant. Loans involving construction financing present a greater risk than loans for the purchase of existing homes, since collateral values and construction costs can only be estimated at the time the loan is approved. Due to the small amount of construction loans in the Bank's portfolio, the risk in this area is limited.

      Origination, Sale and Servicing of Loans. The Bank's lending activities are conducted through its office in Revere, Massachusetts and will soon be conducted through its branch in Chelsea, Massachusetts. The Bank's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future levels of interest rates. The Bank is a qualified seller/servicer for FNMA and has applied to be an approved SBA lender. Historically, the Bank sells certain of its fixed-rate loans to FNMA based on liquidity needs and prevailing market conditions. All of the Bank's sales to FNMA have been made with servicing retained on the loans. At September 30, 1998, the Bank was servicing $19.7 million in loans for FNMA.

      Originations for the year ended September 30, 1998, compared to the prior period, have increased due to the addition of a commercial lending officer. Loan sales also increased during the same period. In January 1998, the Bank has also entered into a participation agreement with a local bank for a commercial real estate loan for the development of 14 single family homes on a fourteen acre subdivision in Saugus, Massachusetts. The following table sets forth information with respect to originations, sales of loans and principal repayments during the periods indicated.

                                         For the Year Ended September 30,
                                      ------------------------------------
                                        1998          1997          1996
                                        ----          ----          ----
                                                 (In thousands)

Beginning balance, loans, net         $ 41,175      $ 33,046      $ 21,273
                                      ------------------------------------
Loans originated:
  Mortgage loans:
    One- to four-family                 17,718         6,843        18,385
    Commercial real estate               3,124         2,245           463
    Construction and land                2,850         1,047           511
                                      ------------------------------------
      Total mortgage loans              23,692        10,135        19,359
  Commercial loans                       1,550         1,946           ---
  Consumer loans                         4,183         2,329           965
  Loans held for sale                      235            --            --
                                      ------------------------------------
      Total loans originated            29,660        14,410        20,324
                                      ------------------------------------
      Total                             70,835        47,456        41,597
Principal repayments and other, net    (15,518)       (3,463)       (5,110)
Loan charge-offs, net                      (46)           (8)          (29)
Sale of mortgage loans, principal
 balance                                (8,419)       (2,810)       (3,412)
                                      ------------------------------------
Ending balance, loans, net            $ 46,852      $ 41,175      $ 33,046
                                      ====================================

      The following tables set forth the dollar amounts in each loan category at September 30, 1998 that are due after September 30, 1999, and whether such loans have fixed or adjustable interest rates.

                                            Due After September 30, 1999
                                          --------------------------------
                                           Fixed     Adjustable     Total
                                           -----     ----------     -----
                                                  (In thousands)

Mortgage loans:
  One-to four-family                      $24,865      $  235      $25,100
  Commercial real estate                      672       3,039        3,711
  Construction and land                     1,183         110        1,293
                                          --------------------------------
      Total mortgage loans                 26,720       3,384       30,104
                                          --------------------------------
Commercial loans                            1,332         ---        1,332
                                          --------------------------------
Consumer loans:
  Home equity lines                           ---         ---          ---
  Secured by deposit accounts                 355         ---          355
  Auto loans                                  403         ---          403
  Other consumer loans                         33         ---           33
                                          --------------------------------
      Total consumer loans                    791         ---          791
                                          --------------------------------
      Total loans                         $28,843      $3,384      $32,227
                                          ================================

      Loan Commitments. The Bank generally makes loan commitments to borrowers not exceeding 30 days. At September 30, 1998, the Bank had $1.7 million in loan commitments outstanding, primarily for the origination of one- to four-family residential real estate loans, commercial loans and commercial real estate loans.

      Loan Solicitation. Loan originations are derived from a number of sources, including the Bank's existing customers, referrals, realtors, advertising and "walk-in" customers at the Bank's office.

      Loan Administration. Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. For all mortgage loans, an appraisal of real estate intended to secure the proposed loan is obtained from an independent appraiser who has been approved by the Bank's Board of Directors. Fire and casualty insurance are required on all loans secured by improved real estate. Insurance on other collateral is required unless waived by the Loan Approval Committee. The Board of Directors of the Bank has the responsibility and authority for the general supervision over the loan policies of the Bank. The Board has established written lending policies for the Bank.

      All residential and commercial real estate mortgages and commercial business loans must be ratified by the Loan Approval Committee of the Bank's Board of Directors. In addition, certain designated officers of the Bank have authority to approve loans not exceeding specified levels, while the Loan Approval Committee of the Board of Directors must approve loans in excess of (a) $50,000 for commercial real estate loans; (b) $50,000 for commercial loans; (c) loans over the current FNMA limit for residential mortgage loans; and (d) $75,000 for consumer loans. All loans in excess of $250,000 must be ratified by the Board of Directors as a whole.

      Interest rates charged by the Bank on all loans are primarily determined by competitive loan rates offered in its market area and interest rate costs of the source of funding for the loan. The Bank generally charges an origination fee on new mortgage loans. The origination fees, net of direct origination costs, are deferred and amortized into income over the life of the loan. At September 30, 1998, the amount of net deferred loan origination fees was $60,000.

      Loan Maturity and Repricing. The following table shows the maturity or period to repricing of the Bank's loan portfolio at September 30, 1998. Loans that have adjustable rates are shown as being due in the period which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization.

                                                                         At September 30, 1998
                                        -------------------------------------------------------------------------------
                                                       Mortgage Loans
                                        -------------------------------------------
                                        One- to Four-    Commercial    Construction
                                           Family        Real Estate     and Land      Commercial    Consumer     Total
                                        -------------------------------------------------------------------------------
                                                                            (In thousands)

Amount due:
  One year or less                         $ 9,375        $  258         $  592          $1,392       $3,361    $14,978
                                           ----------------------------------------------------------------------------
  After one year:
    More than one year to three years           53           450             83             122          266        974
    More than three years to five years        653         2,455            110             741          242      4,201
    More than five years to ten years        2,140           134            ---             412          ---      2,686
    More than ten years to twenty years      6,545           672            ---              57           46      7,320
    More than twenty years                  15,709           ---          1,100             ---          237     17,046
                                            ---------------------------------------------------------------------------
      Total due after one year              25,100         3,711          1,293           1,332          791     32,227
                                            ---------------------------------------------------------------------------
      Total amount due                     $34,475        $3,969         $1,885          $2,724       $4,152     47,205
                                           =================================================================
    Loans held for sale                                                                                             235
Less:
  Allowance for loan losses                                                                                        (528)
  Deferred loan origination fees, net                                                                               (60)
                                                                                                                 -------

Loans, net                                                                                                       $46,852
                                                                                                                 =======

      Non-Performing Assets, Asset Classification and Allowances for Losses. Management and the Loan Approval Committee of the Board of Directors perform a monthly review of all delinquent loans. Loans are placed on nonaccrual status when loans are 90 days past due or, in the opinion of management, the collection of principal and interest is doubtful. One of the primary tools used to manage and control problem loans is the Bank's "Watch-List," a listing of all loans or commitments that are considered to have characteristics that could result in loss to the Bank if not properly supervised. The list is managed by the Loan Approval Committee which meets periodically to discuss the status of the loans on the Watch List and to add or delete loans from the list. At September 30, 1998, the Bank had $35,000 in assets classified as special mention. There were none classified as doubtful or loss and $5,000 in assets were designated as substandard.

Real estate acquired by the Bank as a result of foreclosure is classified as other real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance or its fair value. Any required write-down of the loan to its fair value is charged to the allowance for loan losses.

      The following table sets forth the Bank's non-performing assets at the dates indicated.

                                                                              At September 30,
                                                                      ---------------------------------
                                                                       1998         1997           1996
                                                                      ---------------------------------
                                                                            (Dollars in thousands)

Non-performing loans:
  Mortgage loans:
    One-to four-family                                               $   143     $   144         $   28
    Commercial real estate                                               ---         ---            ---
    Construction and land                                                ---         ---            ---
                                                                     ----------------------------------
      Total mortgage loans                                               143         144             28
                                                                     ----------------------------------
Commercial loans                                                          37         ---            ---
                                                                     ----------------------------------
Consumer loans:
  Home equity lines                                                      ---         ---            ---
  Security by deposit accounts                                            14         ---            ---
  Auto loans                                                               4         ---            ---
  Other consumer loans                                                     1          13            ---
                                                                     ----------------------------------
      Total consumer loans                                                19          13            ---
                                                                     ----------------------------------
      Total non-performing loans(1)                                      199         157             28
  Other real estate owned, net                                           ---         ---            ---
                                                                     ----------------------------------
      Total non-performing assets(2)                                 $   199     $   157         $   28
                                                                     ==================================

Allowance for loan losses as a percent of loans(3)                      1.11%       0.91%         0.97%
                                                                     ==================================
Allowance for loan losses as a percent of non-performing loans(4)     265.45%     240.03%     1,159.67%
                                                                     ==================================
Non-performing loans as a percent of loans(3)(4)                        0.42%       0.38%         0.08%
                                                                     ==================================
Non-performing assets as a percent of total assets(2)                   0.22%       0.18%         0.04%
                                                                     ==================================

<F1>  For all periods presented, the non-performing loans consist entirely of non-accrual loans.
<F2>  Non-performing assets consist of non-performing loans and other real estate owned.
<F3>  Loans are presented before allowance for loan losses and deferred loan origination fees, net.
<F4>  Non-performing loans consist of all loans 90 days or more past due and other loans which have been identified by the Bank as presenting uncertainty with respect to the collectibility of interest or principal.

      The following tables set forth delinquencies of the Bank's loan portfolio by type of loan at the dates indicated:

                                                   At September 30, 1998                         At September 30, 1997
                                      -------------------------------------------   -------------------------------------------
                                           30-89 Days           90 Days or More          30-89 Days           90 Days or More
                                      --------------------   --------------------   --------------------   --------------------
                                       Number    Principal    Number    Principal    Number    Principal    Number    Principal
                                      of Loans    Balance    of Loans    Balance    of Loans    Balance    of Loans    Balance
                                      --------   ---------   --------   ---------   --------   ---------   --------   ---------
                                                                          (Dollars in thousands)

Mortgage loans:
  One-to four-family                       9       $512           1       $143           8       $565           1       $144
  Commercial real estate                 ---        ---         ---        ---           1        100         ---        ---
  Construction and land                  ---        ---         ---        ---         ---        ---         ---        ---
                                         -----------------------------------------------------------------------------------
      Total mortgage loans                 9        512           1        143           9        665           1        144
                                         -----------------------------------------------------------------------------------
  Commercial loans                         1         76           2         37         ---        ---         ---        ---
                                         -----------------------------------------------------------------------------------
Consumer loans:
  Home equity loans                        1         34         ---        ---           3         84         ---        ---
  Secured by savings accounts              3         23           1         14           1          7         ---        ---
  Auto loans                               1          2           2          4         ---        ---         ---        ---
  Other consumer loans                   ---        ---           1          1           3          8           2         13
                                         -----------------------------------------------------------------------------------
      Total consumer loans                 5         59           4         19           7         99           2         13
                                         -----------------------------------------------------------------------------------
Total loans                               15       $647           7       $199          16       $764           3       $157
                                         ===================================================================================
Delinquent loans to loans, net                     1.38%                  0.42%                  1.86%                  0.38%
                                         ===================================================================================

                                                   At September 30, 1996
                                      -------------------------------------------
                                           30-89 Days           90 Days or More
                                      --------------------   --------------------
                                       Number    Principal    Number    Principal
                                      of Loans    Balance    of Loans    Balance
                                      --------   ---------   --------   ---------
                                                (Dollars in thousands)

Mortgage loans:
  One-to four-family                       8       $477           1       $ 28
  Commercial real estate                 ---        ---         ---        ---
  Construction and land                  ---        ---         ---        ---
                                         -------------------------------------
      Total mortgage loans                 8        477           1         28
                                         -------------------------------------
Commercial loans                         ---        ---         ---        ---
                                         -------------------------------------
Consumer loans:
  Home equity loans                      ---        ---         ---        ---
  Secured by savings accounts              1          3         ---        ---
  Auto loans                             ---        ---         ---        ---
  Other consumer loans                   ---        ---         ---        ---
                                         -------------------------------------
      Total consumer loans                 1          3         ---        ---
                                         -------------------------------------
Total loans                                9       $480           1       $ 28
                                         =====================================
Delinquent loans to loans, net                     1.45%                  0.08%
                                         =====================================

      During the year ended September 30, 1998, gross interest income of $11,270, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period. Of this amount, $8,466 of interest on such loans was included in income during the period. At September 30, 1998, management was not aware of any loans not currently classified as nonaccrual, 90 days past due or restructured but which may be so classified in the near future because of concerns over the borrower's ability to comply with repayment terms.

      Federal regulations require each banking institution to classify its asset quality on a regular basis. In addition, in connection with examinations of such banking institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. An asset is classified substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. As a general rule, the Bank will classify a loan as substandard if the Bank can no longer rely on the borrower's income as the primary source for repayment of the indebtedness and must look to secondary sources such as guarantors or collateral. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a banking institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a banking institution to establish general allowances for loan losses. If an asset or portion thereof is classified as a loss, a banking institution must either establish specific allowances for loan losses in the amount of the portion of the asset classified as a loss, or charge off such amount. Examiners may disagree with a banking institution's classifications and amounts reserved. If a banking institution does not agree with an examiner's classification of an asset, it may appeal this determination to the Regional Director of the OTS.

      In originating loans, the Bank recognizes that credit losses will occur and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an adequate general allowance for loan losses based on, among other things, the Bank's and the industry's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Further, after properties are acquired following loan defaults, additional losses may occur with respect to such properties while the Bank is holding them for sale. The Bank increases its allowances for loan losses and losses on other real estate owned by charging provisions for losses against the Bank's income. Specific reserves are also recognized against specific assets when management believes it is warranted.

      In the past few years, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of the examination of the institution by federal regulators. Results of recent examinations indicate that these regulators may be applying more conservative criteria in evaluating real estate market values, requiring significantly increased provisions for potential loan losses. While the Bank believes it has established its existing allowances for loan losses in accordance with GAAP there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings. Alternately, there can be no assurance that increases in the Bank's allowance for loan losses will occur.

      The following table sets forth activity in the Bank's allowance for loan losses and other ratios at or for the dates indicated.

                                      At or For the Year Ended September 30,
                                      --------------------------------------
                                          1998         1997         1996
                                          ----         ----         ----
                                              (Dollars in thousands)

Balance at beginning of period          $   377      $   325      $   206
                                        ---------------------------------
Provision for loan losses                   197           60          148
                                        ---------------------------------
Charge-offs:
  Mortgage loans:
    One-to four-family                      ---          ---           16
    Commercial real estate                  ---          ---          ---
    Construction and land                   ---          ---          ---
  Commercial loans                          ---          ---          ---
  Consumer loans:
    Home equity lines                       ---          ---          ---
    Secured by deposit accounts             ---          ---          ---
    Auto loans                               40          ---          ---
    Other consumer loans                      6            8           13
                                        ---------------------------------
      Total charge-offs                      46            8           29
                                        ---------------------------------
Recoveries                                  ---          ---          ---
                                        ---------------------------------
Balance at end of period                $   528      $   377      $   325
                                        =================================

Ratio of net charge-offs to average
 loans outstanding during the period       0.10%        0.02%        0.10%
                                        =================================

Allowance for loan losses as a
 percent of loans                          1.11%        0.91%        0.97%
                                        =================================

Allowance for loan losses as a
 percent of  non-performing loans        265.45%      240.03%    1,159.67%
                                        =================================

      The following tables set forth the Bank's allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated.

                                       At September 30, 1998            At September 30, 1997            At September 30, 1996
                                 -------------------------------  -------------------------------  ---------------------------------
                                          Percent of Percent of            Percent of Percent of            Percent of Percent of
                                          Allowance  Loans in Each         Allowance  Loans in Each         Allowance  Loans in Each
                                          to Total   Category to           to Total   Category to           to Total   Category to
                                 Amount   Allowance  Total Loans  Amount   Allowance  Total Loans  Amount   Allowance  Total Loans
                                 ------   ---------- -----------  ------   ---------- -----------  ------   ---------- -----------
                                                                        (Dollars in thousands)

Mortgage loans:
  One-to four-family              $205      38.83%      73.03%     $201      53.32%      79.11%     $178      54.77%      89.84%
  Commercial real estate            76      14.39        8.41        35       9.28        6.19         7       2.15        1.38
  Construction and land             10       1.89        3.99       ---        ---        1.96       ---        ---        3.21
                                  ---------------------------------------------------------------------------------------------
      Total mortgage loans         291      55.11       85.43       236      62.60       87.26       185      56.92       94.43
Commercial loans                    71      13.45        5.77        39      10.34        4.04         1       0.31        0.15
Consumer loans                       6       1.14        8.80         5       1.33        8.70         2       0.62        5.42
Unallocated                        160      30.30         ---        97      25.73         ---       137      42.15         ---
                                  ---------------------------------------------------------------------------------------------
      Total allowance for loan
       losses                     $528     100.00%     100.00%     $377     100.00%     100.00%     $325     100.00%     100.00%
                                  =============================================================================================

Investment Activities

      General. The Bank is required to maintain an amount of liquid assets appropriate for its level of net savings withdrawals and current borrowings. It has generally been the Bank's policy to maintain a liquidity portfolio in excess of regulatory requirements. At September 30, 1998, the Bank's liquidity ratio was 11.10%. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, management's expectations of the level of yield that will be available in the future and management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities.

      Interest income from investments in various types of liquid assets provides a significant source of revenue for the Bank. The Bank invests in U.S. Treasury and Federal Agency securities, asset-backed securities and FNMA, GNMA and FHLMC mortgage-backed securities. The balance of investment securities maintained by the Bank in excess of regulatory requirements reflects management's historical objective of maintaining liquidity at a level that assures the availability of adequate funds, taking into account anticipated cash flows and available sources of credit, for meeting withdrawal requests and loan commitments and making other investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" As part of its business strategy, depending on market conditions, the Bank is restructuring its balance sheet to increase the size of its loan portfolio relative to the investment portfolio.

      The Bank purchases securities through a primary dealer of U.S. Government obligations or such other securities dealers authorized by the Board of Directors and requires that the securities be delivered to a safekeeping agent before the funds are transferred to the broker or dealer. The Bank purchases investment securities pursuant to an investment policy established by the Board of Directors.

      Investment securities are recorded on the books of the Bank in accordance with GAAP. The Bank does not purchase investment securities for trading. Effective September 30, 1994, the Bank implemented SFAS No. 115. Available for sale securities are reported at fair value with unrealized gains or losses reported as a separate component of equity, net of tax effects. Held-to-maturity securities are carried at amortized cost. Substantially all purchases of investment securities conform to the Bank's interest rate risk policy.

      The following table sets forth activity in the Bank's mortgage-backed securities held-to-maturity portfolio for the periods indicated.

                                          For the Year Ended September 30,
                                         ---------------------------------
                                           1998         1997         1996
                                           ----         ----         ----
                                                   (In thousands)

Beginning balance                        $25,144      $24,945      $23,085
Purchases                                    ---        2,962        4,950
Maturities                                   (52)         ---          ---
Principal repayments                      (4,904)      (2,737)      (3,054)
Premium and discount amortization, net       (24)         (26)         (36)
                                         ---------------------------------
Ending balance                           $20,164      $25,144      $24,945
                                         =================================

      The following table sets forth certain information regarding the amortized cost and fair value of the Bank's securities at the dates indicated.

                                                              At September 30,
                                  ------------------------------------------------------------------------
                                          1998                      1997                      1996
                                  --------------------      --------------------      --------------------
                                  Amortized      Fair       Amortized      Fair       Amortized      Fair
                                    Cost         Value        Cost         Value        Cost         Value
                                  ---------      -----      ---------      -----      ---------      -----
                                                               (In thousands)

Held-to-maturity:
  Investment securities            $ 5,000      $ 5,031      $ 9,202      $ 9,207      $ 8,500      $ 8,502
  Mortgage-backed and
   mortgage-related securities      20,164       20,640       25,144       25,458       24,945       24,609
  Asset-backed securities            4,946        4,976        5,807        5,842        7,235        7,245
                                   ------------------------------------------------------------------------
      Total held-to-maturity        30,110       30,647       40,153       40,507       40,680       40,356
  Available-for-sale(1)                 24          896           24          636           24          441
                                   ------------------------------------------------------------------------
      Total securities             $30,134      $31,543      $40,177      $41,143      $40,704      $40,797
                                   ========================================================================

<F1>   Consists of marketable equity securities.

      The following table sets forth the amortized cost and fair value of the Bank's mortgage-backed and mortgage-related securities, all of which were classified as held-to-maturity at the dates indicated.

                                                                       At September 30,
                           -------------------------------------------------------------------------------------------------------
                                         1998                                1997                                1996
                           -------------------------------     -------------------------------     -------------------------------
                           Amortized   Percent of    Fair      Amortized   Percent of    Fair      Amortized   Percent of    Fair
                              Cost      Total(1)     Value        Cost      Total(1)     Value        Cost      Total(1)     Value
                           ---------   ----------    -----     ---------   ----------    -----     ---------   ----------    -----
                                                                    (Dollars in thousands)

Mortgage-backed and mortgage-
 related securities
Fixed rate:
  GNMA                      $13,358      66.25%     $13,741     $15,851      63.04%     $15,963     $13,910      55.76%     $13,489
  FHLMC                         176       0.87          186         238       0.95          250         300       1.20          316
                            -------------------------------------------------------------------------------------------------------
      Total fixed rate       13,534      67.12       13,927      16,089      63.99       16,213      14,210      56.96       13,805
                            -------------------------------------------------------------------------------------------------------
Adjustable rate:
  GNMA                        5,935      29.43        6,011       7,910      31.46        8,085       9,282      37.21        9,341
  FHLMC                         248       1.23          251         365       1.45          376         418       1.68          427
  FNMA                          447       2.22          451         780       3.10          784       1,035       4.15        1,036
                            -------------------------------------------------------------------------------------------------------
      Total adjustable
       rate                   6,630      32.88        6,713       9,055      36.01        9,245      10,735      43.04       10,804
                            -------------------------------------------------------------------------------------------------------
      Total mortgage-
       backed and mortgage-
       related securities   $20,164     100.00%     $20,640     $25,144     100.00%     $25,458     $24,945     100.00%     $24,609
                            =======================================================================================================

<F1>  Based on amortized cost.

      The following table sets forth certain information regarding the amortized cost and weighted average rate of the Bank's mortgage-backed and investment securities held-to-maturity at September 30, 1998, by remaining period to contractual maturity. With respect to mortgage-backed securities, the entire amount is reflected in the maturity period that includes the final security payment date, and accordingly, no effect has been given to periodic repayments or possible prepayments.

                                                                     At September 30, 1998
                            -------------------------------------------------------------------------------------------------------
                                                 More than One Year   More than Five Years
                             One Year or Less       to Five Years        to Ten Years      More than Ten Years         Total
                            -------------------  -------------------  -------------------  -------------------  -------------------
                                       Weighted             Weighted             Weighted             Weighted             Weighted
                            Carrying   Average   Carrying   Average   Carrying   Average   Carrying   Average   Carrying   Average
                             Amount     Yield     Amount     Yield     Amount     Yield     Amount     Yield     Amount     Yield
                            --------   -------   --------   -------   --------   -------   --------   -------   --------   -------
                                                                    (Dollars in thousands)

Debt securities:
  Investment securities(1)    $500      6.60%      $---       ---%     $1,500     6.82%    $ 3,000      7.00%    $ 5,000    6.91%
Mortgage-backed and
 mortgage-related securities:
  Fixed rate:
    GNMA                       ---       ---        ---       ---         ---      ---      13,358      7.31      13,358    7.31
    FHLMC                      ---       ---         27      7.95          94     8.51          55     10.91         176    9.17
  Adjustable rate:
    GNMA                       ---       ---        ---       ---         ---      ---       5,935      6.96       5,935    6.96
    FHLMC                      ---       ---        ---       ---         ---      ---         248      6.97         248    6.97
    FNMA                       ---       ---        ---       ---         ---      ---         447      6.84         447    6.84
  Asset-backed securities      ---       ---        454      9.47         250     8.37       4,242      7.22       4,946    7.48
                              --------------------------------------------------------------------------------------------------
    Total debt securities     $500      6.60%      $481      9.38%     $1,844     7.12%    $27,285      7.18%    $30,110    7.20%
                              ==================================================================================================

<F1>  Consists of U.S. Treasury and government agency obligations.

Deposit Activity and Other Sources of Funds

      General. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from principal repayments and interest payments on loans and investments as well as other sources arising from operations in the production of net earnings. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources, or on a longer term basis for general business purposes.

      Deposits. Deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments, including passbook savings, NOW accounts, demand deposits, money market accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

      The Bank's policies are designed primarily to attract deposits from local residents and businesses rather than to solicit deposits from areas outside its primary market. The Bank does not accept deposits from brokers due to the volatility and rate sensitivity of such deposits. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

      The Bank has a significant amount of regular savings accounts which the Bank believes constitute "core deposits." In addition, since September 30, 1995, the Bank has attracted $2.3 million in no-cost demand deposit accounts, resulting from the increase in commercial customers during this time period, and $5.2 million in NOW accounts and Money Market accounts, resulting from increased marketing and competitive fee structure. At September 30, 1998, such accounts represented approximately 11.2% of the Bank's total deposits compared to 5.9% at September 30, 1995.

      The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented utilize month-end balances.

                                                                         At September 30,
                                 -------------------------------------------------------------------------------------------------
                                             1998                              1997                              1996
                                 -----------------------------     -----------------------------     -----------------------------
                                           Percent of                        Percent of                        Percent of
                                             Total                             Total                             Total
                                 Average    Average    Average     Average    Average    Average     Average    Average    Average
                                 Amount     Deposits     Rate      Amount     Deposits     Rate      Amount     Deposits     Rate
                                 -------   ---------   -------     -------   ---------   -------     -------   ---------   -------
                                                                      (Dollars in thousands)

Demand deposits                  $ 2,595       4.35%      ---%     $ 1,219       2.32%      ---%     $   914       1.88%      ---%
NOW accounts                       4,329       7.25      1.09        3,443       6.55      1.02        2,041       4.19      1.13
Regular savings accounts          15,370      25.74      1.15       14,548      27.67      1.11       14,743      30.29      1.06
Money market accounts              1,645       2.76      3.10          739       1.40      3.11          212       0.44      2.83
                                 ------------------                ------------------                ------------------
      Total                       23,939      40.10      1.14       19,949      37.94      1.17       17,910      36.80      1.09
                                 ------------------                ------------------                ------------------
Time deposits:(1)
  6 months or less                 4,172       6.99      4.64        3,612       6.87      4.73        4,561       9.37      4.91
  Over 6 months through 12
   months                         13,933      23.34      5.30       12,026      22.87      5.20       12,569      25.82      5.66
  Over 12 through 36 months       15,664      26.24      5.73       15,168      28.84      6.09       11,934      24.52      6.15
  Over 36 months                   1,997       3.33      6.68        1,828       3.48      6.67        1,699       3.49      6.66
                                 ------------------                ------------------                ------------------
      Total time deposits         35,766      59.90      5.64       32,634      62.06      5.64       30,763      63.20      5.79
                                 ------------------                ------------------                ------------------
      Total average deposits     $59,705     100.00%     4.01%     $52,583     100.00%     4.02%     $48,673     100.00%     4.11%
                                 ==================                ==================                ==================

<F1>  Based on remaining maturity of deposits.

      For more information on the Bank's deposit accounts, see Note 6 of Notes to Consolidated Financial Statements.

      The following table represents, by interest rate ranges, the amount of time deposits outstanding at the dates indicated and the periods to maturity of the time deposits outstanding at September 30, 1998.

                                                  At September 30,
                                         ---------------------------------
Interest Rate Range                        1998         1997         1996
                                           ----         ----         ----
                                                  (In thousands)

Time deposits:
  0 to 4.00%                             $   334      $   187      $    53
  4.01% to 5.00%                          11,262        9,912       11,515
  5.01% to 6.00%                          21,116       17,698       12,255
  6.01% to 7.00%                           3,881        2,420        2,802
  7.01% to 8.00%                           1,014        4,501        4,516
  8.01% to 9.00%                             ---          ---          ---
  Over 9.01%                                 ---          ---          ---
                                         ---------------------------------
      Total                              $37,607      $34,718      $31,141
                                         =================================

      The following table presents the deposit activity of the Bank for the periods indicated.

                                          For the Year Ended September 30,
                                          --------------------------------
                                           1998        1997        1996
                                           ----        ----        ----

Net deposits (withdrawals)                $6,739      $4,000      $ (809)
Interest credited on deposit accounts      2,292       2,059       1,970
                                          ------------------------------
Total increase in deposit accounts        $9,031      $6,059      $1,161
                                          ==============================

      At September 30, 1998, the Bank had $11.1 million in jumbo certificates of deposit (accounts in amounts over $100,000) maturing as follows:

                                                          Weighted Average
                                                 Amount         Rate
                                                 ------   ----------------
                                                   (Dollars in thousands)

Maturity Period:
  Within three months                           $ 1,107        5.58%
  After three but within six months               2,619        5.38
  After six but within twelve months              3,584        5.55
  After twelve months                             3,805        6.03
                                                -------------------
      Total                                     $11,115        5.68%
                                                ===================

      Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the FHLB to supplement its supply of lendable funds and to meet liquidity requirements. Due to recent lending activity and demand for liquidity, the Bank has utilized this borrowing power, and has received advances from the FHLB. Advances from the FHLB are secured by the Bank's mortgage loans and investment securities. The Bank had FHLB advances of $18.2 million outstanding at September 30, 1998.

      The FHLB functions as a central reserve bank providing credit for savings institutions and certain other financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by the United States) provided certain standards related to creditworthiness have been met.

      Prior to 1997, the Bank supplemented deposits with borrowings in order to grow its balance sheet. During such periods, the decision to leverage the Bank's capital allowed it to earn wider spreads by investing borrowed funds in agency securities than was possible if such funds were invested in single-family residential mortgages. Upon its entry into the small business lending market in 1996, the Bank has used available liquidity to fund commercial loans with higher spreads. In the year ended September 30, 1998, the FHLB called eleven (11) agency bonds for $8.7 million and the Bank used such funds to pay down its borrowings. The Bank may continue to match borrowings against investments after the Offering is consummated.

      The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated:

                                        At or For the Year Ended September 30,
                                        --------------------------------------
                                             1998        1997        1996
                                             ----        ----        ----
                                                (Dollars in thousands)

FHLB of Boston advances:
  Average balance outstanding              $22,858     $26,044     $17,648
  Maximum amount outstanding at any
   month-end during the period              25,019      26,958      23,007
  Balance outstanding at end of period      18,204      25,104      22,712
  Weighted average interest rate
   during the period                          5.74%       5.86%       5.94%
  Weighted average interest rate at
   end of period                              5.43%       5.84%       5.81%

Competition

      The Bank experiences competition both in attracting and retaining savings deposits and in the making of mortgage, commercial and other loans. Direct competition for savings deposits primarily comes from larger commercial banks and other savings institutions located in or near the Bank's primary market area which often have significantly greater financial and technological resources than the Bank. Additional significant competition for savings deposits comes from credit unions, money market funds and brokerage firms.

      With regard to lending competition in the local market area, the Bank experiences the most significant competition from the same institutions providing deposit services, most of whom have placed an emphasis on real estate lending as a line of business. In addition, the Bank competes with local and regional mortgage companies, independent mortgage brokers and credit unions in originating mortgage and non-mortgage loans. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by the various financial institutions.

      Competition from other financial institutions operating in the Bank's local community includes a number of both large and small commercial banks and savings institutions. As of September 30, 1998, the Bank's market share was approximately 14.0% of overall financial institution deposits in the City of Revere. The Bank has experienced growth in deposits in recent years primarily due to an increased emphasis on marketing products and services. However, competition remains high in the marketplace.

Employees

      At September 30, 1998, the Bank had 21 full-time and 8 part-time employees. None of the Bank's employees is represented by a collective bargaining agreement. Management of the Bank believes that it enjoys excellent relations with its personnel.

Subsidiary Activities

      The Bank's subsidiary, RFS Investment Corp., holds certain investments of the Bank and is a tax-advantaged qualified "security corporation" under Massachusetts law. The Bank's investment in its wholly-owned service corporation, RFS Investment Corp., was $24.0 million at September 30, 1998.

                         FEDERAL AND STATE TAXATION

Federal Taxation

      General. The following discussion is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank, the MHC or the Company. For federal income tax purposes, the Bank reports its income on the basis of a taxable year ending September 30, using the accrual method of accounting, and is subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's tax reserve for bad debts, discussed below. Following the Reorganization, the Bank and the Company will constitute an affiliated group of corporations and, therefore, will be eligible to report their income on a consolidated basis. Because the MHC will own less than 80% of the Common Stock, it will not be a member of such affiliated group and will report its income on a separate return. The Bank has not been audited by the Internal Revenue Service (the "IRS") or the Massachusetts Department of Revenue (the "DOR") during the past five years.

      Bad Debt Reserves. The Bank, as a "small bank" (one with assets having an adjusted tax basis of $500 million or less) is permitted to maintain a reserve for bad debts with respect to "qualifying loans," which, in general, are loans secured by certain interests in real property, and to make, within specified formula limits, annual additions to the reserve which are deductible for purposes of computing the Bank's taxable income. Pursuant to the Small Business Job Protection Act of 1996, the Bank is now recapturing (taking into income) over a multi-year period a portion of the balance of its bad debt reserve as of September 30, 1996. Since the Bank has already provided a deferred tax liability equal to the amount of such recapture, the recapture will not adversely impact the Bank's financial condition or results of operations.

      Distributions. To the extent that the Bank makes "non-dividend distributions" to shareholders, such distributions will be considered to result in distributions from the Bank's "base year reserve," i.e., it reserve as of September 30, 1988, to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute non-dividend distributions and, therefore, will not be included in the Bank's income.

      The amount of additional taxable income created from a non-dividend distribution is equal to the lesser of the Bank's base year reserve and supplemental reserve for losses on loans; or an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, in certain situations approximately one and one-half times the non-dividend distribution would be includable in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate.

      Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the "Code"), imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Bank's AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). Although the corporate environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2.0 million has expired, under current Administration proposals, such tax will be retroactively reinstated for taxable years beginning after December 31, 1996 and before January 2008.

      Elimination of Dividends; Dividends Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. Because, following completion of the Reorganization, the MHC will not be a member of such affiliated group, it will not qualify for such 100% dividends exclusion, but will be entitled to deduct 80% of the dividends it receives from Stock Company so long as it owns more than 20% of the Common Stock.

State Taxation

      Prior to July, 1995, the Bank was subject to an annual Massachusetts excise (income) tax equal to 12.54% of its pre-tax income. In 1995, legislation was enacted to reduce the Massachusetts bank excise (income) tax rate and to allow Massachusetts-based financial institutions to apportion income earned in other states. Further, this legislation expands the applicability of the tax to non-bank entities and out-of-state financial institutions. The Massachusetts excise tax rate for co-operative banks is currently 11.32% of federal taxable income, adjusted for certain items. It is anticipated that this rate will be gradually reduced over the next few years so that the Bank's tax rate will become 10.5% by March 31, 2000. Taxable income includes gross income as defined under the Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Code. No deductions, however, are allowed for dividends received until July 1, 1999. In addition, carryforwards and carrybacks of net operating losses are not allowed. As a "financial institution" under Massachusetts law, the Company will be subject to an annual Massachusetts excise (income) tax equal to 10.50% of its pre-tax income.

      The Bank's active subsidiary, RFS Investment Corp., was established solely for the purpose of acquiring and holding investments which are permissible for banks to hold under Massachusetts law. RFS Investment Corp. is classified with the Massachusetts Department of Revenue as a "security corporation" under Massachusetts law, qualifying it to take advantage of the low 1.32% income tax rate on gross income applicable to companies that are so classified.

                                 REGULATION

General

      The Bank is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency. The Bank's savings deposit accounts are insured up to applicable limits by the FDIC, and the Bank is a member of the FHLB of Boston. The Bank must file reports with the OTS concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS conduct periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors.

      The OTS has significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS or the Congress, could have a material adverse impact on the MHC, the Company or the Bank.

      The following discussion is intended to be a summary of the material statutes and regulations applicable to savings associations and their holding companies, and it does not purport to be a comprehensive description of all such statutes and regulations.

Regulation of Federal Savings Associations

      Business Activities. The Bank derives its lending and investment powers from the Home Owners' Loan Act, as amended (the "HOLA"), and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 400% of an association's capital on the aggregate amount of loans secured by non-residential real estate property; (c) a limit of 20% of an association's assets on the aggregate amount of commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (d) a limit of 35% of an association's assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (e) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of the HOLA); and (f) a limit of the greater of 5% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

      Loans to One Borrower. Under the HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At September 30, 1998, the Bank's regulatory limit on loans to one borrower was $896,000. At September 30, 1998, the Bank's largest aggregate amount of loans to one borrower was $750,000, and the second largest borrower had an aggregate balance of $697,785. The Bank is in compliance with all applicable limitations on loans to one borrower.

      QTL Test. The HOLA requires a savings association to meet a qualified thrift lender, or "QTL" test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent 12-month period. "Portfolio assets" means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) goodwill and other intangible assets, and (c) the value of property used to conduct the association's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of an association's portfolio assets. Recent legislation broadened the scope of "qualified thrift investments" to include 100% of an institution's credit card loans, education loans, and small business loans. A savings association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986. At September 30, 1998, the Bank maintained 90.64% of its portfolio assets in qualified thrift investments. The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender.

      A savings association that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. The initial restrictions include prohibitions against (a) engaging in any new activity not permissible for a national bank, (b) paying dividends not permissible under national bank regulations, (c) obtaining new advances from any Federal Home Loan Bank and (d) establishing any new branch office in a location not permissible for a national bank in the association's home state. In addition, within one year of the date that a savings association ceases to meet the QTL test, any company controlling the association would have to register under, and become subject to the requirements of, the Bank Holding Company Act of 1956, as amended (the "BHC Act"). If the savings association does not requalify under the QTL test within the three-year period after it failed the QTL test, it would be required to terminate any activity and to dispose of any investment not permissible for a national bank and would have to repay as promptly as possible any outstanding advances from a Federal Home Loan Bank. A savings association that has failed the QTL test may requalify under the QTL test and be free of such limitations, but it may do so only once.

      Capital Requirements. The OTS regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations, a leverage ratio requirement of 3% of core capital to such adjusted total assets and a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-weighted assets. The OTS and the federal banking regulators have proposed amendments to their minimum capital regulations to provide that the minimum leverage capital ratio for a depository institution that has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Ratings System will be 3% and that the minimum leverage capital ratio for any other depository institution will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining compliance with the risk-based capital requirement, a savings association must compute its risk-weighted assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset.

      Tangible capital is defined, generally, as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative and other perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

      The OTS has promulgated a regulation that requires a savings association with "above normal" interest rate risk, when determining compliance with its risk-based capital requirement, to hold additional capital to account for its "above normal" interest rate risk. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) resulting from a hypothetical 2% increase or decrease in market rates of interest, divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. At the times when the 3-month Treasury bond equivalent yield falls below 4%, an association may compute its interest rate risk on the basis of a decrease equal to one-half of that Treasury rate rather than on the basis of 2%. A savings association whose measured interest rate risk exposure exceeds 2% would be considered to have "above normal" risk. The interest rate risk component is an amount equal to one-half of the difference between the association's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Any required deduction for interest rate risk becomes effective on the last day of the third quarter following the reporting date of the association's financial data on which the interest rate risk was computed. The regulations authorize the Director of the OTS to waive or defer an association's interest rate risk component on a case-by-case basis. The OTS has indefinitely deferred the implementation of the interest rate risk component in the computation of an institution's risk-based capital requirements. The OTS continues to monitor the interest rate risk of individual institutions and retains the right to impose additional capital requirements on individual institutions. At September 30, 1998, the Bank was not required to maintain any additional risk-based capital under this rule.

      At September 30, 1998, the Bank met each of its capital requirements.

      The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at September 30, 1998.

                                                                                               To Be Well
                                                                                               Capitalized
                                                                                              Under Prompt
                                                                         For Capital       Corrective Action
                                                     Actual           Adequacy Purposes        Provisions
                                                ----------------      -----------------    -----------------
                                                Amount     Ratio      Amount     Ratio      Amount     Ratio
                                                ------     -----      ------     -----      ------     -----
                                                                  (Dollars in thousands)

As of September 30, 1998:
  Total Capital (to Risk Weighted Assets)       $6,425     17.72%     $2,901     >=8.0%     $3,627     >=10.0%
  Core Capital (to Adjusted Tangible Assets)     5,971      6.67       3,579     >=4.0       4,473     >= 5.0
  Tangible Capital (to Tangible Assets)          5,971      6.67       1,342     >=1.5         N/A        N/A
  Tier 1 Capital (to Risk Weighted Assets)       5,971     16.46         N/A       N/A       2,176     >= 6.0

      Limitation on Capital Distributions. OTS regulations currently impose limitations upon capital distributions by a savings association, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. At least 30-days written notice must be given to the OTS of a proposed capital distribution by a savings association, and capital distributions in excess of specified earnings or by certain institutions are subject to approval by the OTS. An association that has capital in excess of all fully phased-in regulatory capital requirements before and after a proposed capital distribution and that is not otherwise restricted in making capital distributions, may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (a) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (b) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to meet its minimum capital requirements, as described above. See "- Prompt Corrective Regulatory Action." The OTS has proposed amendments of its capital distribution regulations to reduce regulatory burdens on savings associations. If adopted as proposed, certain savings associations will be permitted to pay capital distributions within the amounts described above for Tier 1 institutions without notice to, or the approval of, the OTS. However, a savings association subsidiary of a savings and loan holding company, such as the Bank after the Reorganization, will continue to have to file a notice unless the specific capital distribution requires an application.

      Liquidity. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, certain bankers' acceptances, specified United States Government, state and federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. Monetary penalties may be imposed for failure to meet the liquidity requirement. The Bank's average liquidity ratio for the month ended September 30, 1998 was 11.10% which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

      Assessments. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly Thrift Financial Report. During January and July 1998, the Bank paid assessments of $14,272 and $14,911, respectively.

      The OTS has proposed amendments to its regulations that are intended to assess savings associations on a more equitable basis. The proposed regulations would base the assessment for an individual savings associaton on three components: the size of the association, on which the basic assessment would be based; the associaton's supervisory condition, which would result in percentage increases for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which would result in percentage increases for a savings association that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion. In order to avoid a disproportionate impact on the smaller savings institutions, the OTS is proposing to permit the portion of the assessment based on assets size either under the current regulations or under the amended regulations. Management believes that, assuming the proposed regulations are adopted as proposed, any change in its rate of OTS assessments will not be material.

      Branching. Subject to certain limitations, the HOLA and the OTS regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such branches is available (a) in states that expressly authorize branches of savings associations located in another state or (b) to an association that qualifies as a "domestic building and loan association" under the Internal Revenue Code of 1986, which imposes qualification requirements similar to those for a "qualified thrift lender" under the HOLA. See "- QTL Test." The authority for a federal savings association to establish an interstate branch network would facilitate a geographic diversification of the association's activities. This authority under the HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

      Community Reinvestment. Under the Community Reinvestment Act (the "CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the association's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "Satisfactory" CRA rating in its most recent examination.

      In April 1995, the OTS and the other federal banking agencies adopted amendments revising their CRA regulations. Among other things, the amended CRA regulations substitute for the prior process-based assessment factors a new evaluation system that would rate an institution based on its actual performance in meeting community needs. In particular, the proposed system would focus on three tests: (a) a lending test, to evaluate the institution's record of making loans in its assessment areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefitting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices. The amended CRA regulations also clarify how an institution's CRA performance would be considered in the application process.

      Transactions with Related Parties. The Bank's authority to engage in transactions with its "affiliates" is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). In general, an affiliate of the Bank is any company that controls the Bank or any other company that is controlled by a company that controls the Bank, excluding the Bank's subsidiaries other than those that are insured depository institutions. The OTS regulations prohibit a savings association including any of its subsidiaries (a) from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the BHC Act and (b) from purchasing the securities of any affiliate other than a subsidiary. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings association and also limits the aggregate amount of transactions with all affiliates to 20% of the savings association's capital and surplus. Extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the association as those prevailing at the time for comparable transactions with non-affiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non-affiliated companies.

      The Bank's authority to extend credit to its directors, executive officers, and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the association's capital. In addition, extensions of credit in excess of certain limits must be approved by the association's Board of Directors.

      Enforcement. Under the Federal Deposit Insurance Act (the "FDI Act"), the OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all "institution-affiliated parties," including any controlling stockholder or any stockholder, attorney, appraiser or accountant who knowingly or recklessly participates in any violation of applicable law or regulation or breach of fiduciary duty or certain other wrongful actions that causes or is likely to cause a more than a minimal loss or other significant adverse effect on an insured savings association. Civil penalties cover a wide range of violations and actions and range from $5,000 for each day during which violations of law, regulations, orders, and certain written agreements and conditions continue, up to $1 million per day for such violations if the person obtained a substantial pecuniary gain as a result of such violation or knowingly or recklessly caused a substantial loss to the institution. Criminal penalties for certain financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to take enforcement action against an institution that fails to comply with its regulatory requirements, particularly with respect to its capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship, or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings association. If action is not taken by the Director of the OTS, the FDIC has authority to take such action under certain circumstances.

      Standards for Safety and Soundness. Pursuant to the FDI Act, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Community Development Act"), the OTS and the federal bank regulatory agencies have adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder. In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

      Real Estate Lending Standards. The OTS and the other federal banking agencies adopted regulations to prescribe standards for extensions of credit that (a) are secured by real estate or (b) are made for the purpose of financing the construction of improvements on real estate. The OTS regulations require each savings association to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying OTS guidelines, which include loan-to-value ratios for the different types of real estate loans. Associations are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The guidelines also describe the procedures to be followed for loans that would be exceptions to the loan-to-value standards.

      Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of five categories based on the association's capital. Generally, a savings association is treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of core capital to risk-weighted assets is at least 6.0%, its ratio of core capital to total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings association will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8.0%, its ratio of core capital to risk-weighted assets is at least 4.0%, and its ratio of core capital to total assets is at least 4.0% (3.0% if the association receives the highest rating under the Uniform Financial Institutions Rating System). A savings association that has a total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 capital ratio that is less than 4.0% (3.0% leverage ratio if the association receives the highest rating under the Uniform Financial Institutions Rating System) is considered to be "undercapitalized." A savings association that has a total risk-based capital of less than 6.0% or a Tier 1 risk-based capital ratio or a leverage ratio of less than 3.0% is considered to be "significantly undercapitalized." A savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." The elements of an association's capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements. See "- Capital Requirements."

      The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as an association's capital deteriorates within the three undercapitalized categories. All associations are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the association would be undercapitalized. An undercapitalized association is required to file a capital restoration plan within 45 days of the date the association receives notice that it is within any of the three undercapitalized categories. The OTS is required to monitor closely the condition of an undercapitalized association and to restrict the asset growth, acquisitions, branching, and new lines of business of such an association. Significantly undercapitalized associations are subject to restrictions on compensation of senior executive officers; such an association may not, without OTS consent, pay any bonus or provide compensation to any senior executive officer at a rate exceeding the officer's average rate of compensation (excluding bonuses, stock options and profit-sharing) during the 12 months preceding the month when the association became undercapitalized. A significantly undercapitalized association may also be subject, among other things, supervisory orders to change the composition of its Board of Directors or senior management, additional restrictions on transactions with affiliates, restrictions on acceptance of deposits from correspondent associations, further restrictions on asset growth, restrictions on rates paid on deposits, direction to terminate or reduce activities deemed risky, and any further operational restriction deemed necessary by the OTS.

      If one or more grounds exist for appointing a conservator or receiver for an association, the OTS may require the association to issue additional debt or stock, sell assets, be acquired by a depository association holding company or combine with another depository association. The OTS and the FDIC have a broad range of grounds under which they may appoint a receiver or conservator for an insured depository association. Under FDICIA, the OTS is required to appoint a receiver (or with the concurrence of the FDIC, a conservator) for a critically undercapitalized association within 90 days after the association becomes critically undercapitalized or, with the concurrence of the FDIC, to take such other action that would better achieve the purposes of the prompt corrective action provisions. Such alternative action can be renewed for successive 90-day periods. However, if the association continues to be critically undercapitalized on average during the quarter that begins 270 days after it first became critically undercapitalized, a receiver must be appointed, unless the OTS makes certain findings with which the FDIC concurs and the Director of the OTS and the Chairman of the FDIC certify that the association is viable. In addition, an association that is critically undercapitalized is subject to more severe restrictions on its activities, and is prohibited, without prior approval of the FDIC from, among other things, entering into certain material transactions or paying interest on new or renewed liabilities at a rate that would significantly increase the association's weighted average cost of funds.

      When appropriate, the OTS can require corrective action by a savings association holding company under the "prompt corrective action" provisions of FDICIA.

      Insurance of Deposit Accounts. The Bank is a member of the SAIF, and the Bank pays its deposit insurance assessments to the SAIF. The FDIC also maintains another insurance fund, the Bank Insurance Fund (the "BIF"), which primarily insures the deposits of banks and state chartered savings banks.

      Pursuant to FDICIA, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period ending seven months before the assessment period. The three capital categories consist of
(a) well capitalized, (b) adequately capitalized, or (c) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. As a result of the Deposit Insurance Funds Act of 1996 (the "Funds Act"), both the BIF and the SAIF currently satisfy the reserve ratio requirement. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

      The Funds Act also amended the FDIA to expand the assessment base for the payments on the FICO bonds. Beginning January 1, 1997, the assessment base for the FICO bonds included the deposits of both BIF- and SAIF-insured institutions. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. The annual rate of assessments for the payments on the FICO bonds for the semi-annual period beginning on July 1, 1998 was 0.0122% for BIF-assessable deposits and 0.0610% for SAIF-assessable deposits.

      The Funds Act also provides for the merger of the BIF and SAIF on January 1, 1999, with such merger being conditioned upon the prior elimination of the thrift charter. The Funds Act required the Secretary of the Treasury to conduct a study of relevant factors with respect to the development of a common charter for all insured depository institutions and abolition of separate charters for banks and thrifts and to report the Secretary's conclusions and findings to the Congress. The Secretary of the Treasury recommended to the Congress that the separate charter for thrifts be eliminated only if other legislation is adopted that permits bank holding companies to engage in certain non-financial activities. However, the current version of bank modernization legislation, The Financial Services Act of 1998, H.R. 10, which was passed by the U.S. House of Representatives in May 1998 and is currently being considered by the U.S. Senate, does not require thrift institutions to convert to bank charter.

      Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

      Federal Home Loan Bank System. The Bank is a member of the FHLB of Boston, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Boston, is required to acquire and hold shares of capital stock in the FHLB of Boston in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 1/20 of its advances (borrowings) from the FHLB of Boston. The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB of Boston at September 30, 1998, of $1.5 million. Any advances from a Federal Home Loan Bank must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

      The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the Federal Home Loan Banks can pay as dividends to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. The FHLB of Boston paid dividends on the Bank's capital stock of $95,000, $91,000 and $60,000 during the years ended September 30, 1998, 1997 and 1996, respectively. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank's net interest income would likely also be reduced.

      Federal Reserve System. The Bank is subject to provisions of the FRA and the FRB's regulations pursuant to which depository institutions may be required to maintain noninterest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $47.8 million. The amount of aggregate transaction accounts in excess of $47.8 million are currently subject to a reserve ratio of 10%, which ratio the FRB may adjust between 8% and 12%. The FRB regulations currently exempt $4.7 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. Federal Home Loan Bank System members are also authorized to borrow from the Federal Reserve "discount window," but FRB regulations require such institutions to exhaust all Federal Home Loan Bank sources before borrowing from a Federal Reserve Bank.

Regulation of the Holding Company

      General. The Mutual Company and the Stock Company are holding companies chartered pursuant to Section 10(o) of the HOLA. As such, the Mutual Company and the Stock Company are registered with and subject to OTS examination and supervision as well as certain reporting requirements. In addition, the OTS has enforcement authority over the Mutual Company and the Stock Company and any of its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness, or stability of a subsidiary savings institution. Unlike bank holding companies, federal mutual holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve System.

      Restrictions Applicable to Activities of Mutual Holding Companies. Pursuant to Section 10(o) of the HOLA, a mutual holding company, such as the Mutual Company, and a federally chartered mid-tier holding company such as the Stock Company may engage only in the following activities: (i) investing in the stock of a savings institution; (ii) acquiring a mutual association through the merger of such association into a savings institution subsidiary of such holding company or an interim savings institution subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings institution; (iv) investing in a corporation the capital stock of which is available for purchase by a savings institution under federal law or under the law of any state where the subsidiary savings institution or associations have their home offices;
(v) furnishing or performing management services for a savings institution subsidiary of such holding company; (vi) holding, managing, or liquidating assets owned or acquired from a savings institution subsidiary of such company; (vii) holding or managing properties used or occupied by a savings institution subsidiary of such company; (viii) acting as trustee under a deed of trust; (ix) any other activity (a) that the FRB, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the BHC Act, unless the Director of the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies, or (b) in which multiple savings and loan holding companies were authorized by regulation to directly engage on March 5, 1987; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such holding company is approved by the Director of the OTS. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed above, and it has a period of two years to cease any non-conforming activities and divest any non-conforming investments.

      Restrictions Applicable to All Savings and Loan Holding Companies. The HOLA prohibits a savings and loan holding company, including the Stock Company and the Mutual Company, directly or indirectly, from acquiring (i) control (as defined under HOLA) of another savings institution (or a holding company parent thereof) without prior OTS approval; (ii) more than 5% of the voting shares of another savings institution (or holding company parent thereof) that is not a subsidiary, subject to certain exceptions; (iii) through merger, consolidation, or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company thereof) without prior OTS approval; or (iv) control of any depository institution not insured by the FDIC (except through a merger with and into the holding company's savings institution subsidiary that is approved by the OTS).

      A savings and loan holding company may not acquire as a separate subsidiary an insured institution that has a principal office outside of the state where the principal office of its subsidiary institution is located, except (i) in the case of certain emergency acquisitions (as defined under HOLA) approved by the FDIC; (ii) if such holding company controls a savings institution subsidiary that operated a home or branch office in such additional state as of March 5, 1987, or (iii) if the laws of the state in which the savings institution to be acquired is located specifically authorize a savings institution chartered by that state to be acquired by a savings institution chartered by the state where the acquiring savings institution or savings and loan holding company is located or by a holding company that controls such a state chartered association. The conditions imposed upon interstate acquisitions by those states that have enacted authorizing legislation vary. Some states impose conditions of reciprocity, which have the effect of requiring that the laws of both the state in which the acquiring holding company is located (as determined by the location of its subsidiary savings institution) and the state in which the association to be acquired is located, have each enacted legislation allowing its savings institutions to be acquired by out-of-state holding companies on the condition that the laws of the other state authorize such transactions on terms no more restrictive than those imposed on the acquirer by the state of the target association. Some of these states also impose regional limitations, which restrict such acquisitions to states within a defined geographic region. Other states allow full nationwide banking without any condition of reciprocity. Some states do not authorize interstate acquisitions of savings institutions. In evaluating an application by a holding company to acquire a savings institution, the OTS must consider the financial and managerial resources and future prospects of the company and savings institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community, and competitive factors.

      If the savings institution subsidiary of a federal mutual holding company fails to meet the QTL test set forth in Section 10(m) of the HOLA and regulations of the OTS, the holding company must register with the FRB as a bank holding company under the BHC Act within one year of the savings institution's failure to so qualify.

Federal Securities Laws

      The Common Stock to be issue in the Offering will be registered with the SEC under the Exchange Act. The Stock Company will be subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

ITEM 2. DESCRIPTION OF PROPERTY.

      The following table sets forth certain information at September 30, 1998 regarding the Bank's office facilities, which are owned by the Bank and certain other information relating to its property at that date.

                               Year Completed   Square Footage   Cost Value
                               --------------   --------------   ----------

Main Office:   310 Broadway
               Revere, MA           1977            3,500         $479,000

      In addition to its main office, the Bank leases office space in an adjacent building to house certain administrative personnel. The Bank also has a full service ATM at Logan Airport and opened a branch office on December 21, 1998 in Chelsea, Massachusetts. At September 30, 1998, the cost value of the Bank's computer equipment and other furniture, fixtures and equipment at its existing offices totaled $823,000. For more information, see note 5 of the Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS.

      Although the Bank and the Company, from time to time, are involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Bank or the Company, its directors or its officers is a party or to which any of its property is subject as of the date of this Form 10-KSB.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                   PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

      Prior to the Reorganization and the Offering, the Bank was a mutual savings association and, therefore, no trading market for common stock existed as of the fiscal year ended September 30, 1998. On December 21, 1998, RFS Bancorp, Inc. common stock began trading on the over-the-counter market with quotations available through the OTC Bulletin Board under the symbol "RFED." The price range of the common stock from the date the common stock began trading on December 21, 1998 was as follows:

      PERIOD                      HIGH              LOW
      ------                      ----              ---

December 21 to                   $10.00            $9.50
December 22, 1998.

      The Company has not paid a dividend since its incorporation. The Board of Directors may consider the payment of cash dividends, dependent upon the results of operations and financial condition of the Company, tax considerations, industry standards, economic considerations, regulatory restrictions, general business factors and other conditions. The Company's ability to pay dividends is dependent upon the dividend payments it receives from the Bank which are subject to regulations and the Bank's continued compliance with all regulatory capital requirements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selected Consolidated Financial and Other Data of the Bank

      The selected consolidated financial and other data of the Bank set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Bank and Notes thereto.

                                                 At September 30,
                                        ---------------------------------
                                          1998         1997         1996
                                          ----         ----         ----
                                                  (In thousands)

Selected Financial Data:
  Total assets                          $89,468      $86,920      $77,898
  Loans, net                             46,852       41,175       33,046
  Investments (1)                        31,005       40,790       41,120
  Total deposits                         64,484       55,452       49,393
  FHLB advances                          18,204       25,104       22,712
  Total equity                            6,484        6,039        5,447
  Allowance for loan losses                 528          377          325
  Non-performing loans                      199          157           28
  Non-performing assets                     199          157           28

                                         For the Year Ended September 30,
                                        ---------------------------------
                                          1998         1997         1996
                                          ----         ----         ----
                                                  (in thousands)

Selected Operating Data:
  Interest and dividend income          $ 6,643      $ 6,180      $ 5,110
  Interest expense                        3,604        3,585        3,018
                                        ---------------------------------
  Net interest and dividend income        3,039        2,595        2,092
  Provision for loan losses                 197           60          148
                                        ---------------------------------
  Net interest and dividend income
   after provision for loan losses        2,842        2,535        1,944
  Total noninterest income                  155          116           67
  Total noninterest expense               2,533        1,888        1,891
                                        ---------------------------------
  Income before income taxes                464          763          120
  Income taxes                              173          287           26
                                        ---------------------------------
  Net income                            $   291      $   476      $    94
                                        =================================

                                        At or For the Year Ended September 30,
                                        --------------------------------------
                                             1998        1997        1996
                                             ----        ----        ----
                                                (Dollars in thousands)

Selected Financial Ratios and Other Data(2)
Performance Ratios:
Return on average assets                     0.33%       0.56%       0.13%
Return on average equity                     4.94        8.66        1.84
Average equity to average assets             6.66        6.52        7.13
Equity to total assets at end of period      7.25        6.95        6.99
Average interest rate spread                 3.20        2.89        2.72
Net interest margin                          3.53        3.16        3.00

Average interest-earning assets to
 average interest-bearing liabilities      107.71      106.16      106.60
Total noninterest expense to average
 assets                                      2.86        2.24        2.63
Efficiency ratio(3)                         79.30       69.64       87.59

Regulatory Capital Ratios:
Tangible capital                             6.67        6.54        6.69
Core capital                                 6.67        6.54        6.69
Risk-based capital                          17.72       21.33       24.03

Asset Quality Ratios:
Non-performing loans as a percent
 of loans                                    0.42        0.38        0.08
Non-performing assets as a percent
 of total assets                             0.22        0.18        0.04
Allowance for loan losses as a percent
 of loans                                    1.11        0.91        0.97
Allowance for loan losses as a percent
 of non-performing loans                   265.45      240.03    1,159.67

Number of:
Loans outstanding                             857         775         569
Deposit accounts                            8,083       6,907       6,008
Full-service offices                            1           1           1
Full-time equivalent employees                 27          22          17

<F1>  The Bank adopted Statement of Financial Accounting Standards ("SFAS")
      No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") as of September 30, 1994.
<F2>  Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average daily balances during the indicated periods and are annualized where appropriate.
<F3>  The efficiency ratio represents the ratio of noninterest expenses divided by the sum of net interest and dividend income and noninterest income.

General

      Our operating results are primarily dependent upon net interest and dividend income. Net interest income is the difference between income earned on our loan and investment portfolio and our cost of funds which consists of interest paid on deposits and borrowings. Operating results are also affected by the provision for loan losses, securities sales activities and service charges on deposit accounts as well as other fees. Our operating expenses consist of salaries and employee benefits, occupancy and equipment expenses, professional fees as well as marketing and other expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates and government and regulatory policies.

Market Risk Analysis

      Qualitative Disclosures About Market Risk. Like other institutions, our most significant form of market risk is interest rate risk. We are subject to interest rate risk to the degree that our interest-bearing liabilities, primarily deposits with short and medium-term maturities, mature or reprice at different rates than our interest-earning assets. We believe it is critical to manage the relationship between interest rates and the effect on our net portfolio value ("NPV"). This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheet contracts. We manage assets and liabilities within the context of the marketplace, regulatory limitations and within limits established by our Board of Directors on the amount of change in NPV which is acceptable given certain interest rate changes.

      An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. If our assets mature or reprice more quickly or to a greater extent than our liabilities, our net portfolio value and net interest income would tend to increase during periods of rising interest rates but decrease during periods of falling interest rates. Conversely, if our assets mature or reprice more slowly or to a lesser extent than our liabilities, our net portfolio value and net interest income would tend to decrease during periods of rising interest rates but increase during periods of falling interest rates. Our policy has been to mitigate the interest rate risk inherent in the historical savings institution business of originating long-term loans funded by short-term deposits by pursuing certain strategies designed to decrease the vulnerability of our earnings to material and prolonged changes in interest rates. In this regard, we attempt to minimize interest rate risk by, among other things, emphasizing the origination and retention of adjustable-rate loans and loans with shorter maturities and the sale of long-term one-to-four family fixed-rate loans in the secondary market.

      Quantitative Disclosures About Market Risk. The OTS issued a regulation which uses a net market value methodology to measure the interest rate risk exposure of savings associations. Under this OTS regulation, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Savings associations with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes (discussed below). Associations which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. As we do not meet either of these requirements, we are not required to file Schedule CMR, although we do so voluntarily. Under the regulation, associations which must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk based capital requirement if their interest rate exposure is greater than "normal." The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets.

      Presented below, as of September 30, 1998, is an analysis performed by the OTS of our interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points. Our exposure to interest rate risk results from the concentration of fixed rate mortgage loans in our portfolio.

             Net Portfolio Value    NPV as % of Present Value of Assets
 Change      -------------------    -----------------------------------
In Rates    $ Amount     $ Change    % Change   NPV Ratio    Change*
--------    --------     --------    --------   ---------    -------
            (Dollars in thousands)

+400 bp      $6,596      $(2,224)      (25)%      7.76%      -178
+300 bp       7,397       -1,424       -16        8.51       -104
+200 bp       8,115         -706        -8        9.12        -42
+100 bp       8,613         -207        -2        9.49         -6
   0 bp       8,821                               9.54
-100 bp       8,624         -197        -2        9.2         -35
-200 bp       8,430         -391        -4        8.85        -69
-300 bp       8,409         -411        -5        8.68        -87
-400 bp       8,298         -523        -6        8.41       -114

<F*>  Basis points

      As with any method of measuring interest rate risk, the methods of analysis presented above have certain short comings. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table.

Average Balances, Interest, Yields and Rates

      The following tables set forth certain information relating to the Bank for the years ended September 30, 1998, 1997 and 1996, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include fees which are considered adjustments to yields.

                                                                       For the Year Ended September 30,
                                      ---------------------------------------------------------------------------------------------
                                                   1998                            1997                            1996
                                      -----------------------------   -----------------------------   -----------------------------
                                                            Average                         Average                         Average
                                      Average                Yield/   Average                Yield/   Average                Yield/
                                      Balance    Interest    Cost     Balance    Interest    Cost     Balance    Interest    Cost
                                      -------    --------   -------   -------    --------   -------   -------    --------   -------

Assets:  (Dollars in thousands)

Interest-earning assets:
  Interest-bearing deposits           $   422     $   18     4.27%    $   453     $   16     3.53%    $   237     $   14     5.91%
  Federal funds sold                    5,224        279     5.34       1,308         69     5.28         730         43     5.89
  Investment securities(1)             35,445      2,473     6.98      44,092      3,068     6.96      40,908      2,690     6.58
  Loans(2)                             45,043      3,873     8.60      36,324      3,027     8.33      27,849      2,363     8.49
                                      ------------------              ------------------              ------------------
      Total interest-earning assets    86,134      6,643     7.71      82,177      6,180     7.52      69,724      5,110     7.33
  Noninterest-earning assets            2,356                           2,144                           2,078
                                      -------                         -------                         -------
      Total assets                    $88,490                         $84,321                         $71,802
                                      =======                         =======                         =======

Liabilities and Equity:
Interest-bearing liabilities:
  NOW accounts                        $ 4,329     $   47     1.09%    $ 3,443     $   35     1.02%    $ 2,041     $   23     1.13%
  Regular savings accounts             15,370        176     1.15      14,548        161     1.11      14,743        157     1.06
  Money market accounts                 1,645         51     3.10         739         23     3.11         212          6     2.83
  Time deposits                        35,766      2,018     5.64      32,634      1,839     5.64      30,763      1,784     5.79
                                      ------------------              ------------------              ------------------
    Total interest-bearing deposits    57,110      2,292     4.01      51,364      2,058     4.02      47,759      1,970     4.11
  Advances from FHLB                   22,858      1,312     5.74      26,044      1,527     5.86      17,648      1,048     5.94
                                      ------------------              ------------------              ------------------
      Total interest-bearing
       liabilities                     79,968      3,604     4.51      77,408      3,585     4.63      65,407      3,018     4.61
                                                  ------                          ------                          ------
Demand deposits                         2,595                           1,219                             914
Other liabilities                          32                             199                             362
                                      -------                         -------                         -------
      Total liabilities                82,595                          78,826                          66,683
Equity                                  5,895                           5,495                           5,119
                                      -------                         -------                         -------
      Total liabilities and equity    $88,490                         $84,321                         $71,802
                                      =======                         =======                         =======

Net interest income                                $3,039                        $2,595                           $2,092
                                                   ======                        ======                           ======
Net interest rate spread(3)                                  3.20%                           2.89%                           2.72%
                                                             ====                            ====                            ====
Net interest margin(4)                                       3.53%                           3.16%                           3.00%
                                                             ====                            ====                            ====
Ratio of interest-earning assets
 to interest-bearing liabilities       107.71%                         106.16%                         106.60%
                                       ======                          ======                          ======

<F1>  Includes investment securities available-for-sale, held-to-maturity and stock in FHLB-Boston.
<F2>  Amount is net of deferred loan origination fees, allowance for loan losses and includes non-accrual loans.
<F3>  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
<F4>  Net interest margin represents net interest income as a percentage of average interest-earning assets.

      The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period's rate) (ii) changes attributable to rate (changes in rate multiplied by the prior period's volume) and (iii) mixed changes (changes in volume multiplied by changes in rate).

                                                                                   For the Year
                                              For the Year Ended            Ended September 30, 1997
                                        September 30, 1998 Compared to       Compared to Year Ended
                                        Year Ended September 30, 1997          September 30, 1996
                                        ------------------------------   -----------------------------
                                          Incease/(Decrease)                Incease/(Decrease)
                                               Due to                            Due to
                                          ------------------                ------------------
                                           Volume    Rate      Net           Volume    Rate      Net
                                           ------    ----      ---           ------    ----      ---
                                                                (In thousands)

Interest-earning assets:
Interest-bearing deposits                  $  (1)    $  3     $   2          $  4     $ (2)    $    2
Federal funds sold                           209        1       210            30       (4)        26
Investment securities                       (603)       8      (595)          216      162        378
Loans, net                                   747       99       846           705      (41)       664
                                           ----------------------------------------------------------
      Total interest-earning assets          352      111       463           955      115      1,070
                                           ----------------------------------------------------------

Interest-bearing liabilities:
NOW accounts                                   9        3        12            14       (2)        12
Regular savings accounts                       9        6        15            (2)       6          4
Money market accounts                         28      ---        28            16        1         17
Time deposits                                179      ---       179            98      (43)        55
                                           ----------------------------------------------------------
      Total deposits                         225        9       234           126      (38)        88
FHLB advances                               (183)     (32)     (215)          492      (13)       479
                                           ----------------------------------------------------------
      Total interest-bearing liabilities      42      (23)       19           618      (51)       567
                                           ----------------------------------------------------------

Net change in net interest income          $ 310     $134     $ 444          $337     $166     $  503
                                           ==========================================================

Comparison of Financial Condition at September 30, 1998 and September 30, 1997.

      The Bank's total assets increased by $2.6 million or 3.0% to $89.5 million at September 30, 1998 from $86.9 million at September 30, 1997. The net increase in total assets is primarily attributable to a $5.7 million increase in net loans and an increase in federal funds sold of $5.5 million, offset by a $9.8 million decrease in investment securities. Total net loans increased by $5.7 million or 13.8% to $46.9 million or 52.4% of total assets at September 30, 1998 as compared to $41.2 million or 47.4% of total assets at September 30, 1997. The Bank's loan growth reflected the continued emphasis on commercial and commercial real estate lending. Investment securities held by the Bank decreased by $9.8 million or 24.0% to $31.0 million at September 30, 1998 from $40.8 million at September 30, 1997. This decrease is primarily due to the call of $8.7 million of agency bonds.

      Total deposits increased by $9.0 million or 16.2% to $64.5 million at September 30, 1998 from $55.5 million at September 30, 1997. Total FHLB advances decreased by $6.9 million or 27.5% to $18.2 million at September 30, 1998 from $25.1 million at September 30, 1997. The Bank used proceeds from bonds called and excess cash to paydown advances during this period. Total equity increased by $445,000 or 7.4% to $6.5 million at September 30, 1998 from $6.0 million at September 30, 1997 principally as a result of net income $291,000.

Comparison of the Operating Results for the Twelve Months ended September 30, 1998 and 1997.

      Net Income. The Bank's net income for the twelve months ended September 30, 1998 was $291,000 as compared to $476,000 for the twelve months ended September 30, 1997. This $185,000 or 38.9% decrease in net income during the period was the result of an increase of $463,000 in interest and dividend income and an increase of $39,000 in other income, offset by an increase of $645,000 in operating expenses, an increase of $137,000 in provision for loan losses, an increase of $19,000 in interest expense, and a decrease in provision for income taxes of $114,000. The Bank's continued expansion of its lending activities accounted for the increase in interest income, while its operating expenses increased due to increased staffing and advertising. The return on average assets for the twelve months ended September 30, 1998 was .33% compared to .56% for the twelve months ended September 30, 1997.

      Interest and Dividend Income. Total interest and dividend income increased by $463,000 or 7.5% to $6.6 million for the twelve months ended September 30, 1998 from $6.2 million for the twelve months ended September 30, 1997. The increase in interest and dividend income was a result of a higher level of loans and a greater mix of higher yielding commercial and commercial real estate loans funded by bonds called. The average balance of net loans for the twelve months ended September 30, 1998 was $45.0 million compared to $36.3 million for the twelve months ended September 30, 1997. The average yield on net loans was 8.60% for the twelve months ended September 30, 1998 compared to 8.33% for the twelve months ended September 30, 1997, reflecting an increase in the amount of commercial and commercial real estate loans. The average balance of investment securities for the twelve months ended September 30, 1998 was $35.4 million compared to $44.1 million for the twelve months ended September 30, 1997. The average yield on investment securities was 6.98% for the twelve months ended September 30, 1998 compared to 6.96% for the twelve months ended September 30, 1997.

      Interest Expense. Interest expense increased by $19,000 or .53 % to $3.6 million for the twelve months ended September 30, 1998 from $3.6 million for the twelve months ended September 30, 1997. Interest expense increased as a result of increases in overall deposit balances as well as a decrease in Federal Home Loan Bank of Boston borrowings. Average interest-bearing deposits increased by $5.7 million or 11.2% to $57.1 million for the twelve months ended September 30, 1998. Deposit balances have increased as a result of offering free checking products and certificate of deposit products with competitive rates. Accordingly, interest expense on deposits increased $233,000 or 11.3% to $2.3 million during this period from $2.1 million during fiscal year 1997. Interest expense on advances from the Federal Home Loan Bank decreased $215,000 or 14.1% to $1.3 million for the year ended September 30, 1998 from $1.5 million for the year ended September 30, 1997.

      Net Interest and Dividend Income. The Bank's net interest and dividend income for the twelve months ended September 30, 1998 increased $444,000 or 17.1% to $3.0 million from $2.6 million for the twelve months ended September 30, 1997. The increase is attributed to a combination of the $463,000 increase in interest and dividend income and the $19,000 increase in interest expense on deposits and borrowed funds.

      The average yield on interest earning assets increased 19 basis points to 7.71% for the twelve months ended September 30, 1998 from 7.52 % for the twelve months ended September 30, 1997, while the average cost on interest-bearing liabilities increased by 12 basis points to 4.51% for the twelve months ended September 30, 1998 from 4.63% for the twelve months ended September 30, 1997. As a result of the Bank's strategy to restructure the balance sheet, the interest rate spread increased to 3.20% for the twelve months ended September 30, 1998 from 2.89% for the twelve months ended September 30, 1997 and the net interest margin improved to 3.53% from 3.16% during this period.

      Provision for Loan Losses. The allowance for loan losses is maintained through the provision for loan losses which is a charge to operations. The provision reflects management's assessment of losses and is based on the perceived higher risks inherent in small business and commercial real estate lending as well as the growth of the loan portfolio. The Bank considers many factors in determining the level of the provision for loan losses. Collateral value on a loan by loan basis, trends of loan delinquencies, risk classification identified in the Bank's regular review of individual loans, and economic conditions are major factors in establishing the provision. The provision for loan losses increased by $137,000 or 228.3% to $197,000 for the twelve months ended September 30, 1998 from $60,000 for the twelve months ended September 30, 1997. At September 30, 1998, the balance of the allowance for loan losses was $528,000 or 1.11% of total loans versus $377,000 or .91% of total loans at September 30, 1997. The increase in the provision is due to the overall increase in loan volume and the increased focus on the origination of commercial real estate and commercial loans. As the Bank continues to expand its small business lending, additional increases to the provision are likely.

      Noninterest Income. Total noninterest income increased by $39,000 or 33.6% to $155,000 for the twelve months ended September 30, 1998 from $116,000 for the twelve months ended September 30, 1997. The increase was primarily the result of increased fees on transactional deposit accounts. The Bank anticipates increases to noninterest income as it continues to expand the volume of its deposit relationships. It is also the Bank's goal to increase its level of noninterest income by continually considering additional sources of revenue.

      Noninterest Expense. Noninterest expense increased by $645,000 or 34.2% to $ 2.5 million for the twelve months ended September 30, 1998 from $1.9 million for the twelve months ended September 30, 1997. The increase resulted primarily from a general increase in operating expenses. Salaries and employee benefits, the largest component of noninterest expense, was $1.2 million for the twelve months ended September 30, 1998 as compared to $919,000 for the twelve months ended September 30, 1997, an increase of $298,000 or 32.4%. This increase was primarily associated with approximately $223,000 in additional compensation expenses due to the addition of five full time equivalent employees, including two commercial lending department employees and three operations department employees, necessary to provide support for the Bank's expanded lending and deposit activities resulting from the establishment of the Bank's commercial lending department. During the period, professional fees increased from $122,000 to $213,000 or 74.6% due to the added cost of outside loan review and certain legal and consulting costs associated with the Bank's expansion. Occupancy expense increased by $40,000 or 35.0% to $155,000 for the twelve months ended September 30, 1998 as compared to $115,000 for the twelve months ended September 30, 1997, with the increase primarily related to additional space utilized for certain administrative functions. Other increases were incurred in the areas of equipment, data processing and advertising services, primarily related to the expansion of the Bank's product lines and additional services. Annual operating expenses are also expected to increase in future periods due to the increased cost associated with an additional branch location and the cost of operating as a stock institution.

      Income Taxes. The net provision for income taxes amounted to $173,000 for the year ended September 30, 1998 as compared to $287,000 for the year ended September 30, 1997, resulting in effective tax rate of 37.3% for the period. The effective tax rate reflects the Bank's utilization of a securities investment subsidiary to substantially reduce state income taxes.

Comparison of Financial Condition at September 30, 1997 and 1996.

      The Bank's total assets increased by $9.0 million or 11.6% to $86.9 million at September 30, 1997 from $77.9 million at September 30, 1996. The Bank's asset growth reflected commencement of the Bank's emphasis on commercial and commercial real estate lending and increased origination of commercial loans during 1997. Net loans were $41.2 million or 47.4% of total assets at September 30, 1997 as compared to $33.0 million or 42.4% of total assets at September 30, 1996, representing an increase of $8.2 million or 24.8%. The increase in loans was funded through FHLB borrowings and an increase in deposits. Investment securities held by the Bank decreased by $330,000 or 0.8% to $40.8 million in 1997 from $41.1 million in 1996. Total deposits increased by $6.1 million or 12.3% to $55.5 million at September 30, 1997 from $49.4 million at September 30, 1996. Deposits increased due to the increased profile of the Bank resulting from marketing efforts and the development of new deposit products which resulted in new deposit relationships. Total advances from the FHLB of Boston were $25.1 million at September 30, 1997 compared $22.7 million at September 30, 1996. Total equity increased by $592,000 or 11.0% to $6.0 million at September 30, 1997 from $5.4 million at September 30, 1996 as a result of net income of $476,000 and an increase in the net unrealized gain on securities available for sale of $116,000. In addition, land increased by $104,000 due to the purchase of an adjacent property to be used to provide additional parking for the Bank's customers. The Bank does not believe that the acquisition or use of this property will materially affect the Bank's operations.

Comparison of the Operating Results for the Years
 Ended September 30, 1997 and 1996.

      Net Income. The Bank's net income for the year ended September 30, 1997 was $476,000 as compared to $94,000 for the year ended September 30, 1996. This $382,000 or 406.4% increase in net income during the period was the result of an increase of $591,000 in net interest and dividend income after provision for loan losses, partially offset by an increase of $261,000 in income taxes. The increase in net interest and dividend income was due to the expansion of the Bank's lending activities and investment in higher yielding callable agency securities. During the same period, the Bank's salaries and employee benefits increased due to the higher compensation costs associated with the addition of employees to meet the staffing needs of the commercial lending department and the establishment of an operations department to handle increased customer service. The return on average assets for the year ended September 30, 1997 was 0.56% compared to 0.13% for the year ended September 30, 1996.

      Interest and Dividend Income. Total interest and dividend income increased by $1.1 million or 21.6% to $6.2 million for the year ended September 30, 1997 from $5.1 million for the year ended September 30, 1996. The increase in interest and dividend income was a result of a higher level of loan originations and increased investment in higher yielding callable agency securities, offset by the decrease in the average rate of one- to four-family loans.

      Interest Expense. Total interest expense increased by $567,000 or 18.9% to $3.6 million for the year ended September 30, 1997 from $3.0 million for the year ended September 30, 1996. Interest expense on deposits increased $89,000, or 4.5%, from $2.0 million at September 30, 1996 to $2.1 million at September 30, 1997. Interest expense on advances from the FHLB increased $478,000, or 47.8%, from $1.0 million at September 30, 1996 to $1.5 million at September 30, 1997. Such advances were used in order to finance the acquisition of higher yielding callable agency securities. Interest expense increased due to an increase in overall deposit balances as well as the increase in FHLB advances.

      Net Interest and Dividend Income. Net interest and dividend income for the year ended September 30, 1997 was $2.6 million as compared to $2.1 million for the year ended September 30, 1996. The $502,000 or 23.9% increase can be attributed to an increased volume of loan originations and investment in higher yielding callable agency securities and higher yielding commercial loans, offset by additional borrowing expenses. The average yield on interest-earning assets increased 19 basis points to 7.52% for the year ended September 30, 1997 from 7.33% for the year ended September 30, 1996, while the average cost of interest-bearing liabilities increased by 2 basis points to 4.63% for the year ended September 30, 1997 from 4.61% for the year ended September 30, 1996. During this period, the Bank began originating commercial loans. As a result, the net interest rate spread increased to 2.89% for the year ended September 30, 1997 from 2.72% for the year ended September 30, 1996 and the net interest margin increased to 3.16% from 3.00% for the same periods.

      Provision for Loan Losses. The provision for loan losses was $60,000 for the year ended September 30, 1997 as compared to $148,000 for the year ended September 30, 1996. The provision in 1996 was in response to the Bank's commencement of small business lending and the perceived higher risk inherent in small business and commercial real estate lending. At September 30, 1997, the balance of the allowance for loan losses was $377,000 or 0.91% of total loans. During the year ended September 30, 1997, $8,000 was charged against the allowance for loan losses. At September 30, 1996, the balance of the allowance for loan losses was $325,000 or 0.97% of total loans. During the year ended September 30, 1996, $29,000 was charged against the allowance for loan losses.

      Noninterest Income. Noninterest income was $116,000 for the year ended September 30, 1997 compared to $67,000 for the year ended September 30, 1996. The $49,000 or 73.1% increase was primarily the result of a $42,000 increase in service charges on deposit accounts and an $8,000 increase in other income. These increases were due to the increase in transactional accounts.

      Noninterest Expense. Noninterest expense for the year ended September 30, 1997 remained relatively stable when compared to the year ended September 30, 1996. While the amounts of noninterest expense were comparable, the 1996 period includes a one-time charge in FDIC Insurance to recapitalize the SAIF deposit insurance fund. During 1997, the decrease in deposit insurance expense was offset by an increase of $167,000 in salaries and employee benefits resulting from the addition of five employees in the commercial loan department and an increase of $183,000 in other expenses. Annual operating expenses are also expected to increase in future periods due to future branching and product expansion and the increased cost of operating as a stock institution.

      Income Taxes. Income tax expense was $287,000 for the year ended September 30, 1997 as compared to $26,000 for the year ended September 31, 1996, resulting in an effective tax rate at September 30, 1997 of 37.6% compared to 21.3% for the prior period.

Impact of New Accounting Standards

      Accounting for Long Lived Assets. In March 1995, the FASB issued SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of" ("SFAS No. 121"). This Statement established accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Statement required that long-lived assets and certain identifiable intangibles to be held and used by an institution be reviewed for impairment whenever events change and circumstances indicate the carrying amount of the asset may not be recoverable. This Statement became effective for the Bank on October 1, 1996. Adoption of this Statement did not have a material impact on the earnings or financial position of the Bank.

      Accounting for Stock-Based Compensation. In November 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). This statement established financial accounting standards for stock-based employee compensation plans. SFAS No. 123 permitted the Bank to choose either a new fair value based method or the current Accounting Principles Board ("APB") Opinion 25 intrinsic value based method of accounting for its stock-based compensation arrangements. SFAS No. 123 required pro forma disclosures of net earnings and earnings per share computed as if the fair value based method had been applied in financial statements of companies that continue to follow current practice in accounting for such arrangements under APB Opinion 25. SFAS No. 123 applied to all stock-based employee compensation plans in which an employer grants shares of its stock or other equity instruments to employees except for employee stock ownership plans. SFAS No. 123 also applied to plans in which the employer incurs liabilities to employees in amounts based on the price of the employer's stock, (e.g., Stock Option Plan, stock purchase plans, restricted stock plans and stock appreciation rights). The statement also specified the accounting for transactions in which a company issues stock options or other equity instruments for services provided by nonemployees or to acquire goods or services from outside suppliers or vendors. The recognition provisions of SFAS No. 123 for companies choosing to adopt the new fair value based method of accounting for stock-based compensation arrangements will apply to all transactions entered into in fiscal years that begin after December 15, 1995. Any effect that this statement will have on the Stock Company will be applicable upon the consummation of the Reorganization. The Stock Company intends to follow the APB Opinion 25 method upon adoption, but will provide pro forma disclosure as if the fair value method had been applied.

      Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In June 1996 the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and does not recognize financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that exited prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with a pledge of collateral. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, applied prospectively. Earlier or retroactive application of this Statement is not permitted. The adoption of the non-deferred provisions of this Statement as of January 1, 1997 did not have a material impact on the Bank's consolidated financial statements. The Bank believes that the impact of the adoption as of January 1, 1998 of the deferred provisions of this Statement will not be material to its future consolidated financial statements.

      Reporting Comprehensive Income. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"). This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. It does not address issues of recognition or measurement for comprehensive income and its components. SFAS No. 130 is effective for fiscal years beginning after December 31, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Bank does not expect that upon adoption, this statement will have a material effect on its consolidated financial statements.

      Disclosures about Segments of an Enterprise and Related Information. In June 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131"). This Statement establishes standards for the way public business enterprises report information about operating segments in financial statements. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Bank does not expect that under this statement it will be required to report additional information because its present organization consists of only one operating segment as defined by the Statement.

      Other New Accounting Standards. SFAS No. 128 "Earnings per Share" ("SFAS No. 128") is effective for periods ending after December 15, 1997. SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129") is effective for periods ending after December 15, 1997. The Stock Company expects that the adoption of these standards will not have a material impact on the Stock Company's consolidated financial statements.

      Disclosures about Pensions and Other Postretirement Benefits. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits- an amendment of FASB Statements No. 87, 88 and 106" ("SFAS No. 132") which revises employers' disclosures about pension and other postretirement benefit plans, though it does not change the measurement or recognition of those plans. The Bank will adopt SFAS No. 132 for the fiscal year beginning on October 1, 1998. Adoption of this Statement will not have a material impact on the Stock Company's or the Bank's financial position or results of operations.

      Accounting for Derivative Instruments and Hedging Activities. In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives.) It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. It is not expected that the adoption of this statement will have a material impact on the Stock Company's financial statements. The Bank at this time does not plan to adopt SFAS No. 133 early. Also, the Bank has no plan, on adoption of SFAS No. 133, to use the window of opportunity to reclassify held-to-maturity securities to available-for-sale.

Liquidity and Capital Resources

      Our primary sources of funds are deposits, proceeds from the principal and interest payments on loans, debt and equity securities, and to a lesser extent, borrowings and proceeds from the sale of fixed rate mortgage loans to the secondary market. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, mortgage loan sales, and borrowings are greatly influenced by general interest rates, economic conditions and competition.

      Our primary investing activities are the origination of various types of loans and the purchase of debt and equity securities. During years ended September 30, 1998, 1997 and 1996, our loan originations totaled $70.8 million, $14.4 million and $20.3 million, respectively. These activities are funded primarily by deposit growth, principal repayment of loans, and interest and dividend income from debt and equity securities. Loan sales provide an additional source of liquidity, totaling $8.4 million, $2.8 million and $3.4 million for the years ended September 30, 1998, 1997 and 1996, respectively.

      We experienced a net increase in total deposits of $9.0 million, $6.1 million and $1.2 million for the years ended September 30, 1998, 1997 and 1998, respectively. Deposit flows are affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors.

      We monitor our liquidity position on a daily basis. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event we require funds beyond our ability to generate them internally, additional sources of funds are available through the use of FHLB advances. At September 30, 1998, we had $18.2 million outstanding in FHLB advances.

      Loan commitments totaled $1.7 million at September 30, 1998, comprised of $1.6 million at variable rates and $163,000 at fixed rates. We anticipate that we will have sufficient funds available to meet current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from September 30, 1998, totaled $28.0 million. Based upon this experience and our current pricing strategy, we believe that a significant portion of such deposits will remain with the Bank.

      In December 1998, we plan to continue expanding our retail banking franchise by opening a branch location. The acquisition and renovation of this office is expected to cost approximately $600,000. Management anticipates it will have sufficient funds available to meet its planned capital expenditures throughout 1998.

      At September 30, 1998, we exceeded all of our regulatory capital requirements with a tangible capital level of $6.0 million, or 6.67% of adjusted assets, which is above the required level of $1.3 million, or 1.5% and total risk-based capital of $6.4 million, or 17.72% of adjusted assets, which is above the required level of $2.9 million, or 8.00%. See "Regulatory Capital Compliance" and "Regulation - Regulatory Capital Requirements."

      Our most liquid assets are cash, federal funds sold and interest-bearing demand accounts. The level of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 1998, cash, federal funds sold and interest-bearing demand accounts totaled $7.9 million, or 8.9% of total assets.

Year 2000

      The "Year 2000 Problem" centers on the inability of computer systems to recognize the Year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000. Like most financial service providers, the Bank and its operations may be significantly affected by the Year 2000 Problem due to the nature of financial information. Software, hardware, and equipment both within and outside the Bank's direct control and with whom the Bank electronically or operationally interfaces (e.g. third party vendors providing data processing, information system management, maintenance of computer systems, and credit bureau information) are likely to be affected. Furthermore, if computer systems are not adequately changed to identify the Year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on the date field information, such as interest, payment or due dates and other operating functions, will generate results which could be significantly misstated, and the Bank could experience a temporary inability to process transactions, send invoices or engage in similar normal business activities.

      In addition, noninformation technology systems, such as equipment like telephones, copiers and elevators may also contain embedded technology which control their operation and which may be effected by the Year 2000 Problem. When the Year 2000 arrives, systems, including some of those with embedded chips, may not work properly because of the way they store date information. They may not be able to deal with the date 01/01/00, and may not be able to deal with operational 'cycles' such as 'do X every 100 days'. Thus, even noninformation technology systems may affect the normal operations of the Bank upon the arrival of the Year 2000.

      Under certain circumstances, failure to adequately address the Year 2000 Problem could adversely affect the viability of the Bank's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Year 2000 Problem could result in a significant adverse impact on the Bank's products, services and competitive condition.

      In order to address the Year 2000 issue and to minimize its potential adverse impact, management has begun a process to identify areas that will be affected by the Year 2000 Problem, assess its potential impact on the operations of the Bank, monitor the progress of third party software vendors in addressing the matter, test changes provided by these vendors, and develop contingency plans for any critical systems which are not effectively reprogrammed. A committee of senior officers of the Bank has been formed to evaluate the effects that the upcoming Year 2000 could have on computer programs utilized by the Bank. The Bank's plan is divided into the five phases: (1) awareness - define the problem, obtain executive level support and develop an overall strategy. This phase was completed in September, 1997; (2) assessment - identify all systems and the criticality of the systems. This phase was completed in September, 1997; (3) renovation - program enhancements, hardware and software upgrades, system replacements, and vendor certifications. This phase is in process and with a scheduled completion date of December, 1998; (4) validation - test and verify system changes and coordinate with outside parties. This phase is in process with a scheduled completion date of December, 1998; and (5) implementation - components certified as year 2000 compliant and moved to production. This phase is in process with a scheduled completion date of December, 1998.

      Third party vendors provide the majority of software used by the Bank. All of the Bank's vendors are aware of the Year 2000 situation, and each has assured the Bank that it is currently working to have its software compliant by December, 1998, and testing for the critical applications began in April, 1998. This will enable the Bank to devote substantial time to the testing of the upgraded systems prior to the arrival of the millennium. The Bank utilizes the service of a third party vendor to provide the software which is used to process and maintain most mortgage and deposit customer-related accounts. This vendor has provided the Company with a software version which has been certified to be Year 2000 compliant. Testing by the Bank is underway to verify compliance for its application and usage. The Bank presently believes that with modifications to existing software and conversions to new software, the Year 2000 Problem will be mitigated without causing a material adverse impact on the operations of the Bank. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Problem could have an impact on the operations of the Bank.

      The Bank carefully considers the Year 2000 readiness of its potential commercial borrowers in the lending process. Commencing in September 1998, each potential new commercial borrower was required to enter into a Year 2000 agreement with the Bank certifying that the borrower is or will shortly be Year 2000 compliant. Moreover, the failure to be Year 2000 compliant constitutes a default under the terms of new loan agreements with commercial borrowers. In addition, in April 1998, the Bank sent letters to all of its commercial borrowers asking them to certify that they will be Year 2000 compliant by December 31, 1998. Follow up letters have been sent to all commercial borrowers who have failed to respond to the Bank's Year 2000 inquiries.

      In addition, monitoring and managing the year 2000 project will result in additional direct and indirect costs to the Stock Company and the Bank. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. The Bank has spent approximately $25,000 on Year 2000 related costs to date and estimates that it will spend an additional $30,000 for Year 2000 compliance. Both direct and indirect costs of addressing the Year 2000 Problem will be charged to earnings as incurred. The Bank does not believe that such costs will have a material effect on results of operations. However, there can be no guarantee that the systems of other companies on which the Bank's systems rely will be timely converted, or that a failure to convert by another company or a conversion that is incompatible with the Bank's systems, would not have material adverse effect on the Bank. Although no independent analysis of the Bank's potential exposure has been obtained, the Bank believes it has no exposure to contingencies related to the Year 2000 Problem for the products it has sold. The Bank's network consultant, EOS Systems, Inc., has examined the hardware and software used by the Bank and has certified that such hardware and software is Year 2000 compliant.

      The costs of the project and the date on which the Bank plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. The Bank has not developed a contingency plan which would be implemented in the unlikely event that it is not Year 2000 compliant. The Bank will continue to closely monitor the progress of its Year 2000 compliance plan and will determine by December 31, 1998 if the need for a contingency plan exists.

Impact of Inflation and Changing Prices

      The consolidated financial statements and accompanying footnotes have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The assets and liabilities of the Bank are primarily monetary in nature and changes in market interest rates have a greater impact on the Bank's performance than do the effects of inflation.

ITEM 7.  FINANCIAL STATEMENTS

      The Consolidated Financial Statements of Revere Federal Savings and Loan Association and subsidiary are included in pages F-1 through F-18 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.
                                  PART III

ITEM 9.  DIRECTORS AND PRINCIPAL OFFICERS OF THE BANK AND THE COMPANY

MANAGEMENT

      The Board of Directors of the Bank is divided into three groups, each of which contains approximately one-third of the Board. The directors are elected for staggered three-year terms, or until their successors are elected and qualified. One group of directors, consisting of Messrs. Todisco, Verrengia, and Mattuchio has a term of office expiring at the first annual meeting of stockholders; a second group, consisting of Messrs. McCarthy, Becker, and O'Brien, has a term of office expiring at the second annual meeting of stockholders; and a third group, consisting of Messrs. Bommer, Conte, and Charles has a term of office expiring at the third annual meeting of stockholders.

Directors

      The following table sets forth certain information regarding the Board of Directors of the Bank in its mutual form who will initially serve on the Board of Directors of the Bank in its stock form and on the Board of Directors of the Stock Company.

                                                                     Current
                                                          Director    Term
Directors             Age(1)        Position               Since     Expires
---------             ------        --------              -------    -------

Ernest F. Becker        68    Vice-Chairman                 1977      2001
                              and Director

Arno P. Bommer          71    Chairman of the Board         1955      2001
                              and Director

Theodore E. Charles     55    Director                      1997      2000

Anthony R. Conte        50    Director                      1988      2001

Carmen R. Mattuchio     60    Director                      1994      1999

James J. McCarthy       37    President, Chief Executive    1989      2000
                              Officer and Director

J. Michael O'Brien      45    Director                      1997      2000

Angelo A. Todisco       69    Director                      1980      1999

John J. Verrengia       42    Director                      1994      1999

<F1>  At December 1, 1998.

Biographical Information

      The following information relates to the directors and executive officers of the Bank. Unless otherwise indicated, each director and executive officer has held his current occupation for the last five years.

      Ernest F. Becker has been a director of the Bank since 1977. Mr. Becker, a licensed engineer, served as Chief Engineer, Vice President and President of Whitmore Company, an engineering company located in Revere, Massachusetts, from 1952 until his retirement in 1996.

      Arno P. Bommer has served on the Board of Directors of the Bank since 1955. He was elected to the position of Chairman of the Bank's Board of Directors in 1978. Mr. Bommer is a consultant to both the Massachusetts Dental Service Corporation and the Division of Medical Assistance of the Commonwealth of Massachusetts. He is also a partner in Fanuiel Associates, which provides dental office reviews throughout the Commonwealth of Massachusetts. Mr. Bommer is a also a licensed dentist and had a private practice in Revere, Massachusetts before his retirement in 1996.

      Theodore E. Charles has been a director of the Bank since 1996. Mr. Charles is the Chairman of the Board and Chief Executive Officer of Investors Capital Holdings which is located in Lynnfield, Massachusetts. As Chairman and Chief Executive Officer of Investors Capital Holdings, Mr. Charles is responsible for supervising the brokerage and investment services provided by its affiliates, Investors Capital Corporation, a brokerage concern registered with the National Association of Securities Dealers and Eastern Point Advisors, registered investment advisors.

      Anthony R. Conte was elected to the Bank's Board of Directors in 1988. Mr. Conte has been a practicing attorney since 1974. He is presently the Regional Solicitor for the U.S. Department of the Interior, Northeast Region.

      Carmen R. Mattuchio has served on the Board of Directors of the Bank since 1994. Mr. Mattuchio is the owner of Burnett & Moynihan, Inc., a building materials supplier, located in Revere, Massachusetts. Mr. Mattuchio has been self-employed by Burnett & Moynihan for the past 20 years.

      James J. McCarthy joined the Bank in 1985 and has served as President and Chief Executive Officer of the Bank since 1989. He has also served as a director of the Bank since 1989. Prior to joining the Bank, Mr. McCarthy, a CPA, was employed by the predecessor to Ernst & Young, Boston, Massachusetts, serving in a variety of audit functions. Mr. McCarthy has also been employed by Pell Rudman & Company, a Broker Dealer/Investment Advisor firm as a consultant with respect to accounting and reporting to the NASD. Mr. McCarthy is on the Board of Directors of the Massachusetts Bankers Association and is involved in many local Revere charities and business organizations including the Revere Chamber of Commerce, Revere Rotary and the Revere Partnership for Economic Development. Mr. McCarthy also served as the Executive Committee Chairman of the Massachusetts Thrift Fund for Economic Development until its dissolution in 1997.

      J. Michael O'Brien has been a director of the Bank since 1997. He is the President, Chief Executive Officer and a principal of Eagle Air Freight, a domestic air freight provider, founded in 1981 and based in Chelsea, Massachusetts. Mr. O'Brien is also the trustee and a principal of O'Brien Realty Trust. O'Brien Realty Trust owns and leases warehouse and commercial office space in Chelsea, Massachusetts.

      Angelo A. Todisco was elected to the Board of Directors of the Bank in 1980. Mr. Todisco is a retired licensed public adjuster and serves as President of DePiano & Todisco Adjusters, Inc. which appraises damages to residential and commercial properties on behalf of its clients in connection with the settlement of insurance claims.

      John J. Verrengia has served on the Board of Directors of the Bank since 1994. Mr. Verrengia is a certified public accountant and is currently self-employed as principal accountant of John J. Verrengia, CPA, a professional corporation. Mr. Verrengia is also a registered investment advisor and provides financial and investment advice to clients through Anchor Investments, a consulting firm which he founded in 1992.

Executive Officers Who are Not Directors

      Anthony J. Patti, age 43, has been the Executive Vice President and Chief Financial Officer of the Bank since 1992. He is responsible for the financial, lending operations, information systems, customer service and marketing functions of the Bank on a day-to-day basis. Prior to joining the Bank, Mr. Patti served as an Operations Specialist for the Resolution Trust Corporation. Mr. Patti has also been employed by Home Owners Savings Bank, F.S.B., located in Boston, Massachusetts where he served as a First Vice President and Controller and by Andover Savings Bank, Andover, Massachusetts, where he served as Comptroller.

      Judith E. Tenaglia, age 46, has been employed by the Bank for 21 years and has been Treasurer of the Bank since 1991. Prior to becoming the Bank's Treasurer, Ms. Tenaglia worked in the customer service department of the Bank.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires that the Company's directors, executive officers, and any person holding more than ten percent of the Company's Common Stock file with the SEC reports of ownership changes, and that such individuals furnish the Company with copies of the reports.

      Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that all of our executive officers and directors complied with all
Section 16(a) filing requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION

Directors' Compensation

      Fee Arrangements. Members of the Board of Directors of the Bank receive a fee of $275 for attendance at each of the twelve regularly scheduled meetings of the Board of Directors with the Chairman and Vice-Chairman receiving $300 for each meeting attended. The directors also receive fees ranging from $25 to $50 per month for each committee meeting attended. The aggregate amount of directors' fees paid during fiscal 1998 totaled $22,575 and the aggregate amount of committee fees totaled $4,400. The members of the Board of Directors of the Stock Company will not receive compensation for their services on such Board but will participate in the Option and Restricted Stock Programs expected to be implemented by the Company for directors, officers, executives and key employees at a future date.

Executive Compensation

      Compensation Decisions. Decisions regarding the compensation of the Company's executives will be determined by the members of the Compensation Committee. However, because directors employed by the Company who are appointed to serve on the Compensation Committee will not be permitted to make decisions with respect to the compensation and benefits payable to executives of Company, no interlocks will exist between members of the Compensation Committee and the employees of the Company.

      Cash Compensation. The following table sets forth the cash compensation paid by the Bank for services rendered in all capacities during the fiscal year ended September 30, 1998 to the Chief Executive Officer of the Bank and all other executive officers of the Bank who received compensation in excess of $100,000 (each, a "Named Executive Officer") during such fiscal year.

                                                           Annual Compensation (1)
                                      --------------------------------------------------------------------------
        Name and                                                  Other Annual      Long-term        All Other
        Principal          Fiscal                                 Compensation    Incentive Plan    Compensation
        Position            Year      Salary ($)     Bonus ($)       ($)(2)         Payouts (3)        ($)(4)
        ---------          ------     ----------     ---------    ------------    --------------    ------------

James J. McCarthy,          1998       123,414         8,885                                            5,000
President and Chief         1997       105,000         4,039           ---             ---              4,750
Executive Officer

Anthony J. Patti,           1998        98,846         7,480                                            5,000
Executive Vice President    1997        88,475         3,400           ---             ---              4,750
and Chief Financial Officer

<F1>  Under Annual Compensation, the column titled "Salary" includes the
      Named Executive Officer's base salary including all payroll deductions for health insurance under the Bank's health insurance plan and pre-tax contributions to the Bank's 401(k) Plan.
<F2>  For the fiscal year ended September 30, 1998, there were no: (a)
      perquisites with an aggregate value for each Named Executive Officer in excess of the lesser of $50,000 or 10% of the total of the individual's salary and bonus for the year; (b) payments of above-market preferential earnings on deferred compensation; (c) payments of earnings with respect to long-term incentive plans prior to settlement or maturation; or (d) preferential discounts on stock.
<F3>  During the fiscal year ended September 30, 1998, the Bank did not maintain any stock option, restricted stock or other long-term incentive compensation plans.
<F4>  Reflects matching contributions made by the Bank under the 401(k)
      Plan.

Employment Agreements

      Effective upon the Reorganization, the Bank, subject to non-objection from the OTS, entered into separate Employment Agreements with each of Mr. McCarthy, Mr. Patti and Ms. Tenaglia ("Senior Executive(s)"). The Employment Agreements provide for initial terms of three years, in the case of Messrs. McCarthy and Patti and two years in the case of Ms. Tenaglia. Commencing on the first anniversary of the effective date of each Employment Agreement, and continuing on each anniversary date thereafter, the Senior Executive's Agreement may be extended, after review by the Bank's Board of Directors, for an additional one-year period, so that the remaining term will be three years, in the case of Messrs. McCarthy and Patti and two years, in the case of Ms. Tenaglia. If the Senior Executive's Employment Agreement is not renewed, the Agreement will expire in accordance with its terms. The current base salaries for Mr. McCarthy, Mr. Patti and Ms. Tenaglia are $156,800, $110,000, and $60,000, respectively. The Employment Agreements provide for each Senior Executive's base salary to be reviewed annually and it is anticipated that each Senior Executive's base salary will be increased on the basis of his or her job performance and the overall performance of the Bank. In addition to base salary, each Employment Agreement provides for, among other things, participation in stock, retirement and welfare benefit plans and eligibility for fringe benefits applicable to executive personnel such as fees for club and organization membership deemed appropriate by the Bank and the Senior Executive. The Agreements provide for the termination of the Senior Executive by the Bank for "cause" as defined in the Agreement at any time during the term. In the event the Bank terminates a Senior Executive's employment for reasons other than for "cause," or in the event of the Executive's resignation from the Bank upon (i) failure to re-appoint, elect or re-elect the executive to his or her current offices; (ii) a material change in the Senior Executive's functions, duties or responsibilities, or relocation of the Senior Executive's principal place of employment by more than 30 miles; (iii) a "change in control" of the Bank (as defined below) such as its liquidation or dissolution; or (iv) a breach of the agreement by the Bank, the Senior Executive, or in the event of death, his or her beneficiary would be entitled to a lump sum cash payment in an amount equal to the remaining base salary due to the Senior Executive at the time of termination that would have been payable during the remaining term of the Executive's Employment Agreement. In addition, the Employment Agreement for Mr. McCarthy provides for him to receive, as additional severance, the highest cash bonus and the additional contributions or benefits that he would have earned or accrued under any employee benefit plans of the Bank or the Stock Company during the remaining unexpired term of his Employment Agreement. As additional severance, all of the Employment Agreements provide for the Bank to continue the Senior Executive's life, health, dental and disability coverage for the remaining term of the Executive's Employment Agreement.

      The Bank's Employment Agreements will have restrictions on the aggregate dollar amount of compensation and benefits payable to a Senior Executive in the event of an employment termination following a "change in control" of the Bank. In general, for purposes of the Employment Agreements and the plans maintained by the Bank, a "change in control" will be deemed to occur when a person or group of persons acting in concert acquires beneficial ownership of 25% or more of any class of equity security, such as Common Stock of the Bank, or in the event of a tender offer, exchange offer, merger or other form of business combination, sale of assets or contested election of directors which results in a "change in control" of the majority of the Board of Directors of the Bank.

      If the total cash and benefits paid to a Senior Executive under an Employment Agreement together with payments under other benefit plans following a "change in control" constitutes an "excess parachute payment" under section 280G of the Internal Revenue Code of 1986 (the "Code"), the compensation payable to the Senior Executive would be reduced (but not below zero) to avoid the assessment of excise taxes on such excess parachute payments.

Benefits

      Pension Plan. The Bank maintains a tax-qualified defined benefit plan through the Financial Institutions Retirement Fund ("Pension Plan"). An employee of the Bank who has attained age 21 and completed at least one year of service with the Bank will be eligible to participate and accrue benefits under the Plan. The Pension Plan provides an annual pension benefit for each participant, including the Named Executive Officers, equal to 2.25% of the participant's "average annual salary" multiplied by the participant's years of benefit service, up to a maximum of 30 years. The Pension Plan defines "average annual salary" to mean the average of a participant's salary over a five year period of employment with the Bank during which the participant's salary was the highest. A participant will become fully vested in the benefits that have accrued for him under the Pension Plan after completion of five years of service with the Bank. The Pension Plan provides for benefits to be paid in a straight life or joint and survivor annuity; however, optional forms of benefits payment, such as lump sum distributions, are also available under the Plan.

      The Bank makes annual contributions to the Pension Plan in an amount necessary to satisfy the actuarially determined minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The assets of the Pension Plan are held in a separate trust established by the Financial Institutions Retirement Fund.

      Pension Plan Table. The following table sets forth the estimated annual benefits payable under the Pension Plan upon a participant's normal retirement at age 65, expressed in the form of a single life annuity and for the average annual salary and years of credited service specified therein. The annual benefits shown in the table assume the participant would receive his retirement benefits under the Pension Plan in the form of a straight life annuity, upon normal retirement, at age 65. The benefits provided under the Pension Plan are not integrated with federal Social Security retirement benefits. Pursuant to the terms of the Pension Plan, no more than a maximum of 30 years of service may be recognized for benefit accrual purposes.

                  Years of Service and Benefit Payable at Retirement
   Average        --------------------------------------------------
Annual Salary           15          20          25           30
-------------           --          --          --           --

   $ 50,000          $16,900     $22,500     $28,100     $ 33,800
   $ 75,000          $25,300     $33,800     $42,200     $ 50,600
   $100,000          $33,800     $45,000     $56,300     $ 67,500
   $125,000          $42,200     $56,300     $70,300     $ 84,400
   $150,000          $50,600     $67,500     $84,400     $101,300

      As of September 30, 1998, Mr. McCarthy had 12 years of credited service and Mr. Patti had 5 years and 7 months of credited service for benefit accrual purposes under the Pension Plan.

      401(k) Plan. The Bank also maintains a tax-qualified 401(k) defined contribution plan through the Financial Institutions Thrift Fund ("401(k) Plan"). Generally, any employee of the Bank who has attained age 21 and completed at least one year of service will be eligible to participate in the 401(k) Plan and make pre-tax deferrals from 1% to 15% of his annual compensation, subject to limitations of the Code (for 1997, the annual limit was $9,500; this limit was increased to $10,000 for 1998). The Bank makes matching contributions of 50%, up to a maximum of 10% of the participant's salary each year. Employees are always 100% fully vested in their pre-tax deferrals and matching contributions made by the Bank.

      In connection with the Reorganization, the Bank also amended the 401(k) Plan to permit employer matching contributions to be made in shares of Common Stock or cash, at the discretion of the Bank. In addition, the Bank intends to amend the 401(k) Plan to establish an employer stock fund in order to allow participants to invest their 401(k) Plan account balances in shares of Common Stock in addition to the other investment alternatives available under the 401(k) Plan. The assets of the employer stock fund will be held by an independent corporate trustee to be appointed for the 401(k) Plan and allocated to the accounts of individual participants. Participants will control the exercise of voting and tender rights relating to the shares of Common Stock held in their accounts in the 401(k) Plan. The Common Stock held by the 401(k) Plan employer stock fund may be newly issued or treasury shares acquired from the Company or outstanding shares purchased in the open market or in privately negotiated transactions.

      Employee Stock Ownership Plan and Trust. The Company implemented a tax-qualified employee stock ownership plan ("ESOP") in connection with the Reorganization. Employees with at least one year of employment with the Bank and who have attained age 21 will be eligible to participate. As part of the Reorganization, the ESOP borrowed funds from the Company and to used those funds to purchase a number of shares equal to up to 8% of the Common Stock d sold in the Offering. Collateral for the loan is the Common Stock purchased by the ESOP. The loan will be repaid principally from the Bank's contributions to the ESOP over a period of not less than ten years. It is anticipated that the interest rate for the loan will be 8%.

      Shares purchased by the ESOP will be held in a suspense account pending allocation among eligible participants on an annual basis as the loan is repaid. The ESOP will provide for the shares held in the suspense account to be released in an amount proportional to the repayment of the ESOP loan and will be allocated among ESOP participants on the basis of compensation in the year of allocation. Participants in the ESOP will receive credit for service prior to the effective date of the ESOP. A participant will become 100% vested in his benefits after five years of service with the Bank or upon normal retirement (as defined in the ESOP), disability or death. A participant who terminates employment for reasons other than death, retirement, or disability prior to completing five years of service with the Bank will forfeit his ESOP benefits. Benefits will be payable in the form of Common Stock and/or cash upon death, retirement, disability or separation from service. The Bank's contributions to the ESOP will be subject to the loan terms and federal income tax law limits, and, therefore, the aggregate dollar amount of the benefits payable under the ESOP cannot be estimated at this time.

      In connection with the establishment of the ESOP, the Stock Company will establish a committee of nonemployee directors to administer the ESOP; it will also appoint an independent corporate trustee for the ESOP trust. The ESOP trustee, subject to its fiduciary duty, will be required to vote all allocated shares held in the ESOP in accordance with the instructions of participating employees. Under the ESOP, nondirected shares, and shares held in the suspense account, will be voted in a manner calculated to most accurately reflect the instructions the ESOP trustee has received from participants regarding the allocated stock so long as such vote is in accordance with the provisions of ERISA.

      In addition to the provisions described above, the ESOP will also provide for certain actions to occur upon a "change in control" of the Stock Company or the Bank. The ESOP will provide that, if such "change in control" occurs, the ESOP trustee will be directed to sell the shares of Common Stock held in the ESOP's suspense account and to use the proceeds to repay the outstanding ESOP loan. Following this action, the ESOP will provide for each eligible participant to receive a final allocation of the shares of Common Stock, or the proceeds received from the sale of such Stock, held in the ESOP's trust. Once the final allocation of shares has been completed, the ESOP will provide for the automatic termination of the plan to occur and for final distributions of account balances to be made to participants and beneficiaries. Upon such "change in control," all ESOP participants would automatically become 100% vested in their ESOP account balances.
Benefit Restoration Plan. In connection with the Reorganization, the Company also intends to adopt the Benefit Restoration Plan of RFS Bancorp, Inc. ("BRP"). This Plan will provide eligible employees with the benefits that would otherwise be due to them as participants in the Pension Plan, the 401(k) Plan and the ESOP if such benefits were not limited under the Code.

      The Company intends to establish an irrevocable "grantor trust" to hold the assets of the BRP. This trust would be funded with contributions of the Company to be made from time to time for the purpose of providing the benefits under the BRP. The assets of the trust are considered to be part of the general assets of the Company and will be subject to the claims of its general creditors. Earnings on the trust's assets will be taxable to the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders of the Company

      The following table contains stockholder information for persons known to the Company to "beneficially own" 5% or more of the Company's common stock as of December 21, 1998, the date of the Reorganization. In general, beneficial ownership includes those shares that a person has the power to vote, sell, or otherwise dispose. Beneficial ownership also includes that number of shares which an individual has the right to acquire within 60 days (such as stock options). Two or more persons may be considered the beneficial owner of the same share. We obtained the information provided in the following table from filings with the Securities and Exchange Commission (the "SEC") and with the Company. In this Annual Report on Form 10-KSB, "voting power" is the power to vote or direct the voting of shares, and "investment power" includes the power to dispose or direct the disposition of shares.

                                 Name and Address of           Amount and Nature of
Title of Class                   Beneficial Owner              Beneficial Ownership     Percent
--------------                   -------------------           --------------------     -------

Common Stock, $.01 par value     RFS Bancorp, Inc. Employee           35,101              8.0%
                                 Stock Ownership Plan Trust
                                 Marine Midland Bank
                                 140 Broadway
                                 New York, NY 10005

<F1>  The RFS Bancorp, Inc. Employee Stock Ownership Plan ("ESOP") is
      administered by the compensation committee of the Company's Board of Directors (the "Compensation Committee"). The ESOP's assets are held in a trust (the "ESOP Trust"), for which Marine Midland Bank, serves as trustee (the "ESOP Trustee"). The ESOP Trust purchased these shares with funds borrowed from the Company, initially placed these shares in a suspense account for future allocation and intends to allocate them to employees participating in the ESOP over a period of years as its acquisition debt is retired. The ESOP Trustee is the beneficial owner of the shares held in the ESOP Trust. The terms of the ESOP Trust Agreement provide that, subject to the ESOP Trustee's fiduciary responsibilities under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), the ESOP Trustee will vote, tender or exchange shares of Common Stock held in the ESOP Trust allocated to participants' accounts in accordance with instructions received from the participants. However, since annual allocations under the ESOP will occur on December 31, as of December 21, 1998, no shares of Common Stock held by the ESOP Trust have been allocated to eligible participants. Because no shares have been allocated to the ESOP participants as of the record date, the ESOP Trustee will vote the shares of Common Stock held in the ESOP Trust in the best interests of its participants and beneficiaries and consistent with its fiduciary duties in accordance with ERISA. The Compensation Committee generally has sole investment power, but no voting power over the Common Stock held in the ESOP Trust.

Security Ownership of Management

      The following table shows the Company's common stock beneficially owned by each director and executive officer, and all directors and executive officers of the Company as a group, as of December 21, 1998, the date of the Company's stock began trading. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock listed next to their name.

                                                        Amount and Nature     Percent of
                                Position with             of Beneficial      Common Stock
      Name                      the Company(1)             Ownership(2)      Outstanding
      ----                      --------------          -----------------    ------------

Ernest F. Becker          Vice- Chairman and Director         1,000              .23%
Arno P. Bommer            Chairman of the Board              10,500             2.39
                          and Director
Theodore E. Charles       Director                           15,000             3.42
Carmen R. Matthuchio      Director                           15,000             3.42
James J. McCarthy         President, Chief Executive         15,000             3.42
                          Officer and Director
J. Michael O'Brien        Director                            1,000              .23
Angelo A. Todisco         Director                            2,000              .46
John J. Verrengia         Director                            6,942             1.58
All directors and
 executive officers as
 a group (10 persons)                                        82,511            18.81%

<F1>  Titles are for both the Company and the Bank.
<F2>  See "Principal Stockholders of the Company" for a definition of
      "beneficial ownership."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Bank has made loans or extended credit to executive officers and directors and also to certain persons related to executive officers and directors. All such loans were made by the Bank in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public, nor did they involve more than the normal risk of collectibility or present other unfavorable features. The outstanding principal balance of such loans to directors, executive officers and their associates totaled $43,000 or 0.66% of the Bank's total equity at September 30, 1998.

      The Company intends that all transactions in the future between the Company and its executive officers, directors, holders of 10% or more of the shares of any class of its common stock and affiliates thereof, will contain terms no less favorable to the Company than could have been obtained by it in arm's-length negotiations with unaffiliated persons and will be approved by a majority of independent outside directors of the Company not having any interest in the transaction.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits. The following exhibits are either filed as part of this report or are incorporated herein by reference:

  2.1 Plan of Reorganization from Mutual Savings Bank to Mutual Holding Company and Stock Issuance Plan of Revere Federal Savings*

  3.1    Federal Stock Charter of RFS Bancorp, Inc.*

  3.2    Bylaws of RFS Bancorp, Inc.*

  3.3    Federal Stock Charter of Revere Federal Savings Bank*

  3.4    Bylaws of Revere Federal Savings Bank*

  3.5    Federal Stock Charter of Revere, M.H.C.*

  0.03   Bylaws of Revere, M.H.C.

  4.1    Federal Stock Charter of RFS Bancorp, Inc. (See Exhibit 3.1)

  4.2    Bylaws of RFS Bancorp, Inc. (See Exhibit 3.2)

  4.3    Form of Stock Certificate of RFS Bancorp, Inc.*

 10.1(a) Form of Employee Stock Ownership Plan of RFS Bancorp, Inc.*

 10.1(b) Form of ESOP Trust Agreement*

 10.2 Form of Executive Employment Agreement, by and between James J. McCarthy and Revere Federal Savings*

 10.3 Form of Executive Employment Agreement, by and between Anthony J. Patti and Revere Federal Savings*

 10.4 Form of Executive Employment Agreement, by and between Judith Tenaglia and Revere Federal Savings*

 21.1    Subsidiaries of the Registrant*

 23.1    Consent of Shatswell MacLeod & Company, P.C.

 27.1    Financial Data Schedule (only filed in electronic format)

(1) Incorporated herein by reference Registration Statement on Form SB-2 (Registration No. 333-63083), as filed with the Securities and
       Exchange Commission on September 9, 1998, as amended.
*      Filed in electronic format only.

a.   Reports on Form 8-K.

      None.
      This Form 10-KSB contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Bank and the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, or the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Bank's or the Company's operations and investments. SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RFS BANCORP, INC.
By:  /s/ James J. McCarthy
     --------------------------------
President and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                        Title                         Date
         ----                        -----                         ----

/s/ James J. McCarthy     Director, President and Chief    December 28, 1998
------------------------  Executive Officer
James J. McCarthy         (Principal executive officer)

/s/ Arno P. Bommer        Chairman                         December 28, 1998
------------------------
Arno P. Bommer

/s/ Ernest F. Becker      Vice Chairman                    December 28, 1998
------------------------
Ernest F. Becker

/s/ John J. Verrengia     Director                         December 28, 1998
------------------------
John J. Verrengia

/s/ Angelo A. Todisco     Director                         December 28, 1998
------------------------
Angelo A. Todisco

/s/ Anthony R. Conte      Director                         December 28, 1998
------------------------
Anthony R. Conte

/s/ Carmen R. Mattuchio   Director                         December 28, 1998
------------------------
Carmen R. Mattuchio

/s/ J. Michael O'Brien    Director                         December 28, 1998
------------------------
J. Michael O'Brien

/s/ Theodore E. Charles   Director                         December 28, 1998
------------------------
Theodore E. Charles

/s/ Anthony J. Patti      Chief Financial Officer          December 28, 1998
------------------------  (Principal Accounting Officer)
Anthony J. Patti


The Board of Directors
Revere Federal Savings and Loan Association
Revere, Massachusetts

                        INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Revere
Federal Savings and Loan Association and Subsidiary as of September 30, 1998 and 1997 and the related consolidated statements of income, changes in equity and cash flows for each of the years in the three-year period ended
September 30, 1998. These consolidated financial statements are the responsibility of the Association's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Revere Federal Savings and Loan Association and Subsidiary as of September 30, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended
September 30, 1998, in conformity with generally accepted accounting principles.



                                       SHATSWELL, MacLEOD & COMPANY, P.C.

October 22, 1998


         REVERE FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

                         September 30, 1998 and 1997


                                                           1998           1997
                                                           ----           ----

ASSETS
Cash and due from banks                                $   602,672      $   558,622
Interest bearing demand deposits with other banks          591,751           27,641
Federal Home Loan Bank overnight deposits                6,735,368        1,245,359
                                                       ----------------------------
      Cash and cash equivalents                          7,929,791        1,831,622
Investments in available-for-sale securities (at
 fair value)                                               895,820          636,380
Investments in held-to-maturity securities (fair
 values of $30,646,458 as of September 30, 1998
 and $40,507,431 as of September 30, 1997)              30,109,583       40,153,278
Federal Home Loan Bank stock, at cost                    1,517,000        1,405,400
Loans held for sale                                        235,000
Loans, net                                              46,617,125       41,175,133
Premises and equipment, net of depreciation and
 amortization                                            1,251,817          951,887
Accrued interest receivable                                519,345          702,142
Other assets                                               392,577           64,169
                                                       ----------------------------
      Total assets                                     $89,468,058      $86,920,011
                                                       ============================

LIABILITIES AND EQUITY
Demand deposits                                        $ 2,822,689      $ 1,983,174
NOW accounts and MMDA deposits                           7,228,443        4,592,525
Savings deposits                                        16,825,183       14,158,572
Time deposits                                           37,607,396       34,718,003
                                                       ----------------------------
      Total deposits                                    64,483,711       55,452,274
Advances from Federal Home Loan Bank of Boston          18,204,150       25,104,420
Other liabilities                                          296,091          324,090
                                                       ----------------------------
      Total liabilities                                 82,983,952       80,880,784
                                                       ----------------------------
Equity:
  Retained earnings                                      5,971,404        5,680,732
  Net unrealized holding gain on available-for-sale
   securities, net of taxes                                512,702          358,495
                                                       ----------------------------
      Total equity                                       6,484,106        6,039,227
                                                       ----------------------------
      Total liabilities and equity                     $89,468,058      $86,920,011
                                                       ============================

The accompanying notes are an integral part of these consolidated financial statements.


         REVERE FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF INCOME

                Years Ended September 30, 1998, 1997 and 1996

                                                1998            1997            1996
                                                ----            ----            ----

Interest income:
  Interest and fees on loans                 $3,872,606      $3,026,756      $2,362,623
  Interest and dividends on securities:
    Taxable interest and dividends            2,473,406       3,067,872       2,690,400
  Other interest                                297,287          85,681          57,446
                                             ------------------------------------------
      Total interest and dividend income      6,643,299       6,180,309       5,110,469
                                             ------------------------------------------
Interest expense:
  Interest on deposits:
    Savings deposits                            176,506         142,775         146,342
    NOW accounts and MMDA deposits               97,297          57,583          28,965
    Time deposits                             2,018,340       1,858,330       1,794,423
  Interest on advances from Federal Home
   Loan Bank                                  1,311,990       1,526,633       1,048,212
                                             ------------------------------------------
      Total interest expense                  3,604,133       3,585,321       3,017,942
                                             ------------------------------------------
      Net interest and dividend income        3,039,166       2,594,988       2,092,527
Provision for loan losses                       197,000          60,000         148,500
                                             ------------------------------------------
      Net interest and dividend income
       after provision for loan losses        2,842,166       2,534,988       1,944,027
                                             ------------------------------------------
Other income:
  Service charges on deposit accounts           134,348          93,483          51,512
  Other income                                   20,662          22,982          15,131
                                             ------------------------------------------
      Total other income                        155,010         116,465          66,643
                                             ------------------------------------------
Other expense:
  Salaries and employee benefits              1,217,490         919,443         752,042
  Occupancy expense                             154,995         114,788         111,220
  Equipment expense                             149,015         117,626         114,763
  FDIC insurance                                 37,112          46,558         400,235
  Advertising expense                           125,356          45,000         125,618
  Office supplies expense                        97,918          59,188          49,304
  Data processing expense                       157,787         107,801          78,011
  Professional fees                             212,683         122,084          90,511
  Other expense                                 380,724         355,318         168,980
                                             ------------------------------------------
      Total other expense                     2,533,080       1,887,806       1,890,684
                                             ------------------------------------------
      Income before income taxes                464,096         763,647         119,986
Income taxes                                    173,424         287,245          25,579
                                             ------------------------------------------
      Net income                             $  290,672      $  476,402      $   94,407
                                             ==========================================

The accompanying notes are an integral part of these consolidated financial statements.


         REVERE FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

                Years Ended September 30, 1998, 1997 and 1996

                                                             Net Unrealized
                                                            Holding Gain on
                                               Retained      Available-for-
                                               Earnings     Sale Securities      Total
                                               --------     ---------------      -----

Balance, September 30, 1995                   $5,109,923       $167,376        $5,277,299
Net income                                        94,407                           94,407
Net change in unrealized holding gain on
 available-for-sale securities                                   75,494            75,494
                                              -------------------------------------------
Balance, September 30, 1996                    5,204,330        242,870         5,447,200
Net income                                       476,402                          476,402
Net change in unrealized holding gain on
 available-for-sale securities                                  115,625           115,625
                                              -------------------------------------------
Balance, September 30, 1997                    5,680,732        358,495         6,039,227
Net income                                       290,672                          290,672
Net change in unrealized holding gain on
 available-for-sale securities                                  154,207           154,207
                                              -------------------------------------------
Balance, September 30, 1998                   $5,971,404       $512,702        $6,484,106
                                              ===========================================

The accompanying notes are an integral part of these consolidated financial statements.


         REVERE FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                Years Ended September 30, 1998, 1997 and 1996

                                                                  1998              1997              1996
                                                                  ----              ----              ----

Cash flows from operating activities:
  Net income                                                  $    290,672      $    476,402      $     94,407
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Loss on sales of loans, net                                     10,757            13,778            12,878
    Amortization, net of accretion of securities                    39,381            70,247           132,045
    Forfeited deposit on fixed assets                                                  1,000
    Depreciation and amortization                                  156,451           126,211           121,791
    Provision for loan losses                                      197,000            60,000           148,500
    Deferred tax expense (benefit)                                 (67,823)            7,141            10,959
    Increase (decrease) in taxes payable                          (169,810)          340,347          (318,177)
    (Increase) decrease in interest receivable                     182,797          (137,984)          (71,816)
    Increase (decrease) in interest payable                         (2,786)              848          (158,427)
    Increase (decrease) in accrued expenses                         40,280          (359,865)          249,568
    (Increase) decrease in prepaid expenses                       (252,461)           22,218           (19,326)
    (Increase) decrease in other assets                             (1,018)           36,801            17,245
    Increase (decrease) in other liabilities                        (8,022)          (89,939)          103,937
    Net increase in loans held-for-sale                           (235,000)
    Change in deferred loan origination fees, net                  (12,881)              212            43,213
                                                              ------------------------------------------------

  Net cash provided by operating activities                        167,537           567,417           366,797
                                                              ------------------------------------------------

Cash flows from investing activities:
  Purchases of Federal Home Loan Bank stock                       (111,600)                           (627,700)
  Purchases of held-to-maturity securities                      (5,499,960)      (11,315,230)       (8,591,714)
  Proceeds from maturities of held-to-maturity securities       15,504,274        11,771,428         9,521,918
  Net increase in loans                                        (14,045,546)      (10,999,729)      (15,388,342)
  Proceeds from sales of loans                                   8,408,678         2,796,711         3,411,133
  Capital expenditures                                            (456,381)         (230,446)          (96,842)
                                                              ------------------------------------------------

  Net cash provided by (used in) investing activities            3,799,465        (7,977,266)      (11,771,547)
                                                              ------------------------------------------------

Cash flows from financing activities:
  Net increase in demand deposits,
   savings and NOW accounts                                      6,142,044         2,481,759           706,647
  Net increase in time deposits                                  2,889,393         3,577,158           454,594
  Advances from FHLB                                            12,500,000        31,100,000        12,871,000
  Repayments of advances from FHLB                             (19,400,270)      (28,707,535)       (3,976,703)
                                                              ------------------------------------------------

  Net cash provided by financing activities                      2,131,167         8,451,382        10,055,538
                                                              ------------------------------------------------

Net increase (decrease) in cash and cash equivalents             6,098,169         1,041,533        (1,349,212)
Cash and cash equivalents at beginning of period                 1,831,622           790,089         2,139,301
                                                              ------------------------------------------------
Cash and cash equivalents at end of period                    $  7,929,791      $  1,831,622      $    790,089
                                                              ================================================

Supplemental disclosures:
  Interest paid                                               $  3,606,919      $  3,584,473      $  3,176,369
  Income taxes (received) paid                                     411,057           (60,243)          332,797

The accompanying notes are an integral part of these consolidated financial statements.


         REVERE FEDERAL SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended September 30, 1998, 1997 and 1996

NOTE 1 - NATURE OF OPERATIONS

Revere Federal Savings and Loan Association (Association) is a federally chartered mutual savings and loan association which was incorporated in 1901 and is headquartered in Revere, Massachusetts. The Association is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and real estate loans, and in consumer and small business loans.

NOTE 2 - ACCOUNTING POLICIES

The accounting and reporting policies of the Association and Subsidiary conform to generally accepted accounting principles and predominant practices within the savings institution industry. The consolidated financial statements were prepared using the accrual method of accounting. The significant accounting policies are summarized below to assist the reader in better understanding the consolidated financial statements and other data contained herein.

      PERVASIVENESS OF ESTIMATES:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

      BASIS OF PRESENTATION:

      The consolidated financial statements include the accounts of the Association and its wholly-owned subsidiary, RFS Investment
      Corporation. RFS Investment Corporation, an active security corporation, was established solely for the purpose of acquiring and holding investments which are permissible for banks to hold under Massachusetts law. All significant intercompany accounts and transactions have been eliminated in the consolidation.

      CASH AND CASH EQUIVALENTS:

      For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks and Federal Home Loan Bank overnight deposits.

      SECURITIES:

      Investments in debt securities are adjusted for amortization of premiums and accretion of discounts. Gains or losses on sales of investment securities are computed on a specific identification basis.

      At the time of purchase the Association classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading. In general, securities may be classified as held-to-maturity only if the Association has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale.

      -- Held-to-maturity securities are measured at amortized cost in the balance sheet. Unrealized holding gains and losses are not included in earnings or in a separate component of capital. They are merely disclosed in the notes to the consolidated financial statements.

      -- Available-for-sale securities are carried at fair value on the balance sheet. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized.

      -- Trading securities are carried at fair value on the balance sheet. Unrealized holding gains and losses for trading securities are included in earnings.

      LOANS HELD-FOR-SALE:

      Loans held-for-sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

      LOANS:

      Loans receivable that management has the intent and ability to hold until maturity or payoff are reported at their outstanding principal balances reduced by amounts due to borrowers on unadvanced loans, any charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

      Interest on loans is accrued on outstanding balances on a simple interest basis.

      Loan origination and commitment fees and certain direct origination costs are deferred, and the net amount amortized as an adjustment of the related loan's yield. The Association is amortizing these amounts over the contractual life of the related loans using the interest method.

      Cash receipts of interest income on impaired loans is credited to principal to the extent necessary to eliminate doubt as to the collectibility of the net carrying amount of the loan. Some or all of the cash receipts of interest income on impaired loans is recognized as interest income if the remaining net carrying amount of the loan is deemed to be fully collectible. When recognition of interest income on an impaired loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate. Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.

      ALLOWANCE FOR LOAN LOSSES:

      The allowance is increased by provisions charged to current operations and is decreased by loan losses, net of recoveries. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses on loans which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends.

      As of October 1, 1995, the Association adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118. According to SFAS No. 114 a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Statement requires that impaired loans be measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

      The Statement is applicable to all loans, except large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases, and convertible or nonconvertible debentures and bonds and other debt securities. The Association considers its residential real estate loans and consumer loans that are not individually significant to be large groups of smaller balance homogeneous loans.

      Factors considered by management in determining impairment include payment status, net worth and collateral value. An insignificant payment delay or an insignificant shortfall in payment does not in itself result in the review of a loan for impairment. The Association applies SFAS No. 114 on a loan-by-loan basis. The Association does not apply SFAS No. 114 to aggregations of loans that have risk characteristics in common with other impaired loans. Interest on a loan is not generally accrued when the loan becomes ninety or more days overdue. The Association may place a loan on nonaccrual status but not classify it as impaired, if (i) it is probable that the Association will collect all amounts due in accordance with the contractual terms of the loan or (ii) the loan is an individually insignificant residential mortgage loan or consumer loan. Impaired loans are charged-off when management believes that the collectibility of the loan's principal is remote. Substantially all of the Association's loans that have been identified as impaired have been measured by the fair value of existing collateral.

      The financial statement impact of adopting the provisions of this Statement was not material.

      PREMISES AND EQUIPMENT:

      Premises and equipment are stated at cost, less accumulated depreciation and amortization. Cost and related allowances for depreciation and amortization of premises and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in income or expense. Depreciation and amortization are calculated principally on the straight-line method over the estimated useful lives of the asset.

      OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSURES:

      Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." These properties are carried at the lower of cost or estimated fair value less estimated costs to sell. Any writedown from cost to estimated fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses. Expenses incurred in connection with maintaining these assets, subsequent writedowns and gains or losses recognized upon sale are included in other expense.

      Beginning on October 1, 1995, in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," the Association classifies loans as in-substance repossessed or foreclosed if the Association receives physical possession of the debtor's assets regardless of whether formal foreclosure proceedings take place.

      FAIR VALUES OF FINANCIAL INSTRUMENTS:

      Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Association disclose estimated fair value for its financial instruments. Fair value methods and assumptions used by the Association in estimating its fair value disclosures are as follows:

      Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and federal funds sold approximate those assets' fair values.

      Securities (including mortgage-backed securities): Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

      Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

      Accrued interest receivable: The carrying amount of accrued interest receivable approximates its fair value.

      Deposit liabilities: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificate accounts are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on certificate accounts.

      Federal Home Loan Bank Advances: Fair values for FHLB advances are estimated using a discounted cash flow technique that applies interest rates currently being offered on advances to a schedule of aggregated expected monthly maturities on FHLB advances.

      Off-balance sheet instruments: The fair value of commitments to originate loans is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.
      For fixed-rate loan commitments and the unadvanced portion of loans, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counterparties at the reporting date.

      INCOME TAXES:

      The Association recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Association's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.

NOTE 3 - SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values are as follows:

                                                        Gross
                                         Amortized    Unrealized
                                            Cost        Holding         Fair
                                            Basis        Gains          Value
                                         ---------    ----------        -----

Available-for-sale securities (1):
  September 30, 1998:
    Marketable equity securities           $23,870      $871,950      $895,820
                                           ===================================

  September 30, 1997:
    Marketable equity securities           $23,870      $612,510      $636,380
                                           ===================================

                                                                        Gross         Gross
                                                     Amortized       Unrealized    Unrealized
                                                        Cost           Holding       Holding         Fair
                                                        Basis           Gains        Losses          Value
                                                     ---------       ----------    ----------        -----

Held-to-maturity securities:
  September 30, 1998:
    Debt securities issued by the U.S. Treasury
     and other U.S. government corporations and
     agencies                                        $ 4,999,664      $ 30,951      $             $ 5,030,615
    Mortgage-backed securities                        20,164,151       477,600         2,128       20,639,623
    Asset-backed securities                            4,945,768        30,452                      4,976,220
                                                     --------------------------------------------------------
                                                     $30,109,583      $539,003      $  2,128      $30,646,458
                                                     ========================================================
  September 30, 1997:
    Debt securities issued by the U.S. Treasury
     and other U.S. government corporations and
     agencies                                        $ 9,202,078      $ 14,829      $ 10,155      $ 9,206,752
    Mortgage-backed securities                        25,144,248       452,634       138,681       25,458,201
    Asset-backed securities                            5,806,952        35,526                      5,842,478
                                                     --------------------------------------------------------
                                                     $40,153,278      $502,989      $148,836      $40,507,431
                                                     ========================================================

-------------------
<F1>  Marketable equity securities consists of common stock issued by government-sponsored agencies.

Mortgage-backed securities are issued by GNMA, FHLMC or Fannie Mae, and are backed by fixed-rate mortgages. Asset-backed securities are SBA loan pools.

The scheduled maturities of held-to-maturity securities were as follows as of September 30, 1998:

                                                Amortized
                                                  Cost              Fair
                                                  Basis             Value
                                                ---------           -----

Debt securities other than mortgage-backed and
 asset-backed securities:
  Due within one year                          $   499,664      $   504,610
  Due after five years through ten years         1,500,000        1,510,075
  Due after ten years                            3,000,000        3,015,930
Mortgage-backed securities                      20,164,151       20,639,623
Asset-backed securities                          4,945,768        4,976,220
                                               ----------------------------
                                               $30,109,583      $30,646,458
                                               ============================

For the years ended September 30, 1998, 1997 and 1996, there were no sales of available-for-sale securities.

During the years ended September 30, 1998, 1997 and 1996 no held-to-maturity securities were sold or transferred.

The Association had no investments in securities, other than U.S. Treasury and agency securities, with an aggregate amortized cost basis and fair value which exceeded 10% of equity as of September 30, 1998.

Investment securities pledged as of September 30, 1998 and 1997 amounted to $8,003,861 and $6,155,162, respectively. The securities were pledged to secure certain time deposits, $100,000 and over, received from customers.

NOTE 4 - LOANS

Loans consisted of the following as of September 30:

                                              1998               1997
                                              ----               ----

Mortgage loans:
  One to four family                      $34,474,719        $32,927,514
  Commercial real estate                    3,968,775          2,577,312
  Construction and land                     1,884,941            814,963
                                          ------------------------------
    Total mortgage loans                   40,328,435         36,319,789
                                          ------------------------------
Commercial loans                            2,724,534          1,684,387
                                          ------------------------------
Consumer loans:
  Home equity lines                         3,061,308          2,760,863
  Secured by deposit accounts                 604,470            373,686
  Auto loans                                  409,148            413,193
  Other consumer loans                         77,508             72,978
                                          ------------------------------
    Total consumer loans                    4,152,434          3,620,720
                                          ------------------------------
      Total loans receivable               47,205,403         41,624,896
Allowance for loan losses                    (528,250)          (376,854)
Deferred loan origination fees, net           (60,028)           (72,909)
                                          ------------------------------
      Net loans                           $46,617,125        $41,175,133
                                          ==============================

Certain directors and executive officers of the Association were customers of the Association during the year ended September 30, 1998. At September 30, 1998 and 1997 total loans to such persons and their companies amounted to $43,133 and $66,450, respectively. During the year ended September 30, 1998 total payments amounted to $23,317 and there were no principal advances.

Changes in the allowance for loan losses were as follows for the years ended September 30:

                                            1998          1997          1996
                                            ----          ----          ----

Balance at beginning of period            $376,854      $324,708      $206,073
Loans charged off                          (45,604)       (7,854)      (29,865)
Provision for loan losses                  197,000        60,000       148,500
                                          ------------------------------------
Balance at end of period                  $528,250      $376,854      $324,708
                                          ====================================

During the years ended September 30, 1998 and 1997, the Association had no loans that met the definition of an impaired loan in Statement of Financial Accounting Standards No. 114. There were no impaired loans outstanding as of September 30, 1998 and 1997.

Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," (SFAS No. 122), became effective for the Association on October 1, 1996. SFAS No. 122 was superseded by Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (SFAS No. 125) effective for transfers and servicing occuring after December 31, 1996. In the fiscal years ending September 30, 1998 and 1997 the Association sold mortgage loans totaling approximately $8,419,000 and $2,810,000, respectively and retained the servicing rights. The fair value of those rights under SFAS No. 122 and SFAS No. 125 is not material and has not been recognized in the consolidated financial statements for the years ended September 30, 1998 and 1997.

NOTE 5 - PREMISES AND EQUIPMENT, NET OF DEPRECIATION AND AMORTIZATION

The following is a summary of premises and equipment as of September 30:

                                                  1998            1997
                                                  ----            ----

Land                                          $  400,000      $  170,000
Buildings                                        478,932         448,932
Furniture and equipment                          822,632         626,251
Renovations                                      389,309         389,309
                                              --------------------------
                                               2,090,873       1,634,492
Accumulated depreciation and amortization       (839,056)       (682,605)
                                              --------------------------
                                              $1,251,817      $  951,887
                                              ==========================

NOTE 6 - DEPOSITS

The aggregate amount of time deposit accounts (including CDs), each with a minimum denomination of $100,000, was approximately $11,115,185 and $10,115,066 as of September 30, 1998 and 1997, respectively.

For time deposits as of September 30, 1998, the aggregate amount of maturities for each of the following five years ended after September 30, and thereafter are:


            1999                              $27,993,006
            2000                                7,317,469
            2001                                1,912,576
            2002                                  283,466
            2003                                  100,879
                                              -----------
                                              $37,607,396
                                              ===========

NOTE 7 - ADVANCES FROM FEDERAL HOME LOAN BANK OF BOSTON

Advances consist of funds borrowed from the Federal Home Loan Bank of Boston
(FHLB).

Maturities of advances from the Federal Home Loan Bank of Boston for the five fiscal years ending after September 30, 1998 and thereafter are summarized as follows:

                               INTEREST RATE          AMOUNT
                               -------------          ------

            1999               5.36% to 6.64%      $ 1,067,453
            2000               5.36% to 6.64%        1,232,704
            2001               5.36% to 6.64%        1,307,569
            2002               5.36% to 6.64%        1,391,488
            2003               5.36% to 6.64%        1,476,740
            Thereafter         4.99% to 6.64%       11,728,196
                                                   -----------
                                                   $18,204,150
                                                   ===========

Amortizing advances are being repaid in equal monthly payments and are being amortized from the date of the advance to the maturity date on a direct reduction basis.

Advances are secured by the Association's stock in that institution, its residential real estate mortgage portfolio and the remaining U.S. government and agencies obligation not otherwise pledged.

NOTE 8 - INCOME TAXES

The components of income tax expense are as follows for the years ended September 30:

                                            1998          1997         1996
                                            ----          ----         ----

Current:
  Federal                                 $215,051      $259,454      $(1,378)
  State                                     26,196        20,650       15,998
                                          -----------------------------------
                                           241,247       280,104       14,620
                                          -----------------------------------
Deferred:
  Federal                                  (51,423)        2,545       46,073
  State                                    (16,400)        4,596      (35,114)
                                          -----------------------------------
                                           (67,823)        7,141       10,959
                                          -----------------------------------
      Total income tax expense            $173,424      $287,245      $25,579
                                          ===================================

The following reconciles the income tax provision from the statutory rate to the amount reported in the consolidated statements of income for the years ended September 30:

                                                  1998       1997       1996
                                                  % of       % of       % of
                                                 Income     Income     Income
                                                 ------     ------     ------

Federal income tax at statutory rate              34.0%      34.0%      34.0%
Increase (decrease) in tax resulting from:
  Dividends received deduction                     (.4)       (.2)      (1.4)
  Unallowable expenses and other adjustments       1.9        1.7         .3
State tax, net of federal tax benefit              1.9        2.1      (11.6)
                                                  --------------------------
                                                  37.4%      37.6%      21.3%
                                                  ==========================

The Association had gross deferred tax assets and gross deferred tax liabilities as follows as of September 30:

                                                    1998          1997
                                                    ----          ----

Deferred tax assets:
  Allowance for loan losses                      $ 189,882      $121,358
  Interest on non-performing loans                   1,579
  Loan origination fees                             63,941        63,404
  Estimated expenses                                 3,169        28,245
  Investment writedown                               1,518         1,526
  Depreciation                                      20,844         7,560
  Accrued pension expense                           12,360         2,488
                                                 -----------------------
      Gross deferred tax assets                    293,293       224,581
                                                 -----------------------

Deferred tax liabilities:
  Unrealized gain on available-for-sale
   securities                                     (359,248)     (254,015)
  Deferred loan costs                              (34,184)      (33,295)
                                                 -----------------------
      Gross deferred tax liabilities              (393,432)     (287,310)
                                                 -----------------------

Net deferred tax liability                       $(100,139)    $ (62,729)
                                                 =======================

Deferred tax assets as of September 30, 1998 and 1997 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred tax assets will be realized.

As of September 30, 1998, the Association had no operating loss and tax credit carryovers for tax purposes.

In prior years, the Association was allowed a special tax-basis bad debt deduction under certain provisions of the Internal Revenue Code. As a result, retained earnings of the Association as of September 30, 1998 includes approximately $1,111,595 for which federal and state income taxes have not been provided. Under the provisions of recent federal income tax legislation, if the Association no longer qualifies as a bank as defined in certain provision of the Internal Revenue Code, this amount will be subject to recapture in taxable income ratably over six (6) years, subject to a combined federal and state tax rate of approximately 41%.

NOTE 9 - FINANCIAL INSTRUMENTS

The Association is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the Association has in particular classes of financial instruments.

The Association's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments is represented by the contractual amounts of those instruments. The
Association uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Association evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Association upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include secured interests in mortgages, accounts receivable, inventory, property, plant and equipment and income-producing properties.

Standby letters of credit are conditional commitments issued by the Association to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of September 30:

                                                         1998            1997
                                                         ----            ----

Commitments to originate loans                        $1,748,000      $3,786,000
Unadvanced funds on construction loans                 1,112,721         225,231
Unadvanced funds on home equity lines of credit        2,685,208       1,701,653
Unadvanced funds on commercial lines of credit           415,291         247,955
Unadvanced funds on consumer lines of credit              82,450          52,913
Standby letters of credit                                 50,000          50,000
                                                      --------------------------
                                                      $6,093,670      $6,063,752
                                                      ==========================

The estimated fair values of the Association's financial instruments, all of which are held or issued for purposes other than trading, are as follows as of September 30:

                                                 1998                              1997
                                     ----------------------------      ----------------------------
                                       Carrying                          Carrying
                                        Amount         Fair Value         Amount         Fair Value
                                       --------        ----------        --------        ----------

Financial assets:
  Cash and cash equivalents          $ 7,929,791      $ 7,929,791      $ 1,831,622      $ 1,831,622
  Available-for-sale securities          895,820          895,820          636,380          636,380
  Held-to-maturity securities         30,109,583       30,646,458       40,153,278       40,507,431
  Federal Home Loan Bank stock         1,517,000        1,517,000        1,405,400        1,405,400
  Loans held-for-sale                    235,000          235,000
  Loans, net                          46,617,125       48,173,857       41,175,133       41,753,000
  Accrued interest receivable            519,345          519,345          702,142          702,142

Financial liabilities:
  Deposits                            64,483,711       64,802,000       55,452,274       55,785,000
  Federal Home Loan Bank advances     18,204,150       18,517,000       25,104,420       25,035,000

The carrying amounts of financial instruments shown in the above tables are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

The Association has no derivative financial instruments subject to the provisions of SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments."

NOTE 10 - PENSION PLAN

The Association is a member of a multiemployer comprehensive retirement program sponsored by Financial Institutions Retirement Fund. The defined benefit pension plan is a non-contributory plan available to each employee meeting service and age requirements. Employees are eligible to participate in the Retirement Plan after the completion of 12 consecutive months of employment with the Association and the attainment of age 21. Hourly paid employees are excluded from participation in the Plan. The Association matches employee contributions to the 401(k) plan at 50% of member's contribution up to 10% of their W-2 salary. The expenses for the defined benefit and contribution plans are $26,895 and $29,889, respectively for the year ended September 30, 1998, $30,226 and $25,367, respectively for the year ended September 30, 1997, $1,800 and $20,885, respectively for the year ended September 30, 1996.

NOTE 11 - REGULATORY MATTERS

The Association is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Association's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), of Tier 1 capital (as defined) to adjusted total assets (as defined) and Tangible capital (as defined) to Tangible assets (as defined). Management believes, as of September 30, 1998 that the Association meets all capital adequacy requirements to which it is subject.

As of September 30, 1998, the most recent notification from the Office of Thrift Supervision categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Association must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 and Tangible capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the association's category.

The Association's actual capital amounts and ratios are also presented in the table.

                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                            For Capital          Prompt Corrective
                                                       Actual            Adequacy Purposes:      Action Provisions:
                                                 -----------------       ------------------      ------------------
                                                 Amount      Ratio       Amount      Ratio       Amount      Ratio
                                                 ------      -----       ------      -----       ------      -----
                                                                   (Dollar Amounts in Thousands)

As of September 30, 1998:
  Total Capital (to Risk Weighted Assets)        $6,425      17.72%      $2,901      >=8.0%      $3,627      >=10.0%
  Core Capital (to Adjusted Tangible Assets)      5,971       6.67        3,579      >=4.0        4,473      >= 5.0
  Tangible Capital (to Tangible Assets)           5,971       6.67        1,342      >=1.5         N/A         N/A
  Tier 1 Capital (to Risk Weighted Assets)        5,971      16.46         N/A        N/A         2,176      >= 6.0

As of September 30, 1997:
  Total Capital (to Risk Weighted Assets)         6,035      21.33        2,263      >=8.0        2,829      >=10.0
  Core Capital (to Adjusted Tangible Assets)      5,681       6.54        3,477      >=4.0        4,346      >= 5.0
  Tangible Capital (to Tangible Assets)           5,681       6.54        1,304      >=1.5         N/A         N/A
  Tier 1 Capital (to Risk Weighted Assets)        5,681      20.08         N/A        N/A         1,697      >= 6.0

NOTE 12 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Association's business activity is with customers located within the state. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Association's loan portfolio is comprised of loans collateralized by real estate located in the state of Massachusetts.

NOTE 13 - PLAN OF REORGANIZATION

On January 21, 1998 the Board of Directors of the Association approved a Plan of Reorganization from Mutual Savings Association to Mutual Holding and Stock Issuance (the "Plan") under which the Association will be reorganized from a federally chartered mutual savings association into a mutual holding company (the "MHC") under the laws of the United States of America and the regulations of the Office of Thrift Supervision (the "O.T.S."). As part of the reorganization and the Plan, the Association will convert to a federal stock savings Association (the "Stock Association") and will establish a federal corporation (the "Holding Company"). The Holding Company will be a majority-owned subsidiary of the MHC and the Stock Association will be a wholly-owned subsidiary of the Holding Company. Concurrently with the reorganization, the Holding Company intends to offer for sale up to 47.0% of its common stock to qualifying depositors and the tax-qualifying employee plans of the Association, with any remaining shares offered to the public in a community offering.

As part of the Offering, the Association will establish a liquidation account in an amount equal to the Minority Ownership Interest multiplied by the net worth of the Association as of the date of the latest consolidated balance sheet appearing in the final prospectus. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at the Association after the Offering. The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.

The costs associated with Reorganization will be deferred and will be deducted from the proceeds upon the sale and issuance of stock. In the event the Reorganization is not consummated, costs incurred will be charged to expense. At September 30, 1998 there was $138,666 (unaudited) in deferred conversion costs.

The Plan is subject to the approval of the O.T.S. and the majority of depositors and borrowers entitled to vote.

After Reorganization, the Holding Company will not be able to declare or pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would cause the regulatory capital of the Association to be reduced below the amount required under O.T.S. rules and regulations.

NOTE 14 - RECLASSIFICATION

Certain amounts in the prior year have been reclassified to be consistent with the current year's statement presentation.