Form 10QSB
period 1998-12-31
RFS BANCORP INC
filed 1999-02-16
CIK 1069545

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

         X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended December 31, 1998

                                     OR

       ___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ To ___________

                       Commission file number 0-25047

                              RFS BANCORP, INC.
           (Exact name of registrant as specified in its charter)

          UNITED STATES                                 04-3449818
          -------------                                 ----------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                   Identification No.)

              310 BROADWAY
         REVERE, MASSACHUSETTS                              02151
         ---------------------                              -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (781) 284-7777
                                                         --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   X       NO
                                ---          ---

As of February 11, 1999, 933,523 shares of the registrant's common stock were outstanding.

                     RFS BANCORP, INC. and SUBSIDIARIES

INDEX

PART I     FINANCIAL INFORMATION                                     Page
           ---------------------                                     ----

Item 1     Financial Statements:

           Consolidated Balance Sheets - December 31, 1998
            and September 30, 1998                                     1

           Consolidated Statements of Income - Three Months
            Ended December 31, 1998 and 1997                           2

           Consolidated Statements of Changes in Stockholders'
            Equity-Three Months Ended December 31, 1998 and 1997       3

           Consolidated Statements of Cash Flows - Three Months
            Ended December 31, 1998 and 1997                           4

           Notes to Unaudited Consolidated Financial Statements -
            December 31, 1998                                          5

Item 2     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       11

PART II    OTHER INFORMATION
           -----------------

Item 2     Changes in Securities and Use of Proceeds                  23

Item 6     Exhibits and Reports on Form 8-K                           24

           SIGNATURES                                                 25
           ----------


                     RFS BANCORP, INC. and SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)


                                                 December 31, 1998   September 30, 1998
                                                 -----------------   ------------------
                                                               (Unaudited)

ASSETS
------
  Cash and due from banks                             $ 2,436             $ 1,195
  Federal funds sold                                    4,960               6,735
                                                      -------             -------
    Total cash and cash equivalents                     7,396               7,930

  Securities available for sale, at fair value          1,163                 896
  Securities held to maturity, at amortized cost       31,813              30,110
  Federal Home Loan Bank stock, at cost                 1,517               1,517
  Loans, net of allowance for loan losses of
   $548,485, and $528,250, respectively                52,800              46,852
  Bank premises and equipment, net                      1,785               1,252
  Accrued interest receivable                             621                 519
  Other assets                                            247                 392
                                                      -------             -------

    Total Assets                                      $97,342             $89,468
                                                      =======             =======

LIABILITIES and STOCKHOLDERS' EQUITY
------------------------------------

  Deposits                                            $68,698             $64,327
  Federal Home Loan Bank borrowings                    17,923              18,204
  Mortgagors' escrow accounts                             186                 157
  Accrued expenses and other liabilities                  421                 296
                                                      -------             -------
    Total liabilities                                  87,228              82,984
                                                      -------             -------

  Stockholders' equity:

    Common stock $.01 par value, 5,000,000 shares
     authorized, 933,523 shares issued                      9                  --
    Additional paid-in capital                          3,749                  --
    Retained earnings                                   6,037               5,971

    Accumulated Other Comprehensive Income                670                 513
    Unallocated ESOP shares                              (351)                 --
                                                      -------             -------

    Total stockholders' equity                         10,114               6,484
                                                      -------             -------

    Total liabilities and stockholders' equity        $97,342             $89,468
                                                      =======             =======


                     RFS BANCORP, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                       Three Months Ended
                                             -------------------------------------
                                             December 31, 1998   December 31, 1997
                                             -----------------   -----------------
                                                          (Unaudited)
Interest and dividend income:
  Interest and fees on loans                      $1,042              $  915
  Interest and dividends on securities               512                 647
  Other interest                                      63                  50
                                                  ------              ------
    Total interest and dividend income             1,617               1,612
                                                  ------              ------

Interest expense:
  Deposits                                           605                 564
  Federal Home Loan Bank borrowings                  256                 374
                                                  ------              ------
    Total interest expense                           861                 938
                                                  ------              ------

Net interest and dividend income                     756                 674

Provision for loan losses                             22                  22
                                                  ------              ------

Net interest and dividend income, after
 provision for loan losses                           734                 652
                                                  ------              ------

Other income:
  Loan servicing fees                                 27                  20
  Deposit account fees                                36                  31
  Gain (loss) on sales of mortgage loans, net          2                  (4)
  Other income                                        46                  26
                                                  ------              ------
    Total other income                               111                  73
                                                  ------              ------

Operating expenses:
  Salaries and employees benefits                    352                 296
  Occupancy and equipment expenses                   102                  86
  Professional services                               95                  59
  Data processing expenses                            51                  34
  Other expenses                                     141                  97
                                                  ------              ------
    Total operating expenses                         741                 572
                                                  ------              ------

Income before income taxes                           104                 153

Provision for income taxes                            38                  56
                                                  ------              ------

Net income                                        $   66              $   97
                                                  ======              ======

Earnings per share (annualized)                   $ 0.28                 N/A

Weighted average shares outstanding                  934                 N/A


                     RFS BANCORP, INC. and SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                               (In Thousands)


                                                                   Accumulated
                                          Additional                  Other                              Total
                                 Common    Paid-in     Retained   Comprehensive   Unallocated ESOP   Stockholders'
                                  Stock    Capital     Earnings       Income           Shares           Equity
                                 ---------------------------------------------------------------------------------

Balance at September 30, 1998    $  ---     $  ---      $5,971        $513              $ ---           $ 6,484
Comprehensive Income:
  Net income                        ---        ---          66         ---                ---               ---
  Change in unrealized holding
   gain on securities available
   for sale, net of taxes           ---        ---         ---         157                ---               ---
    Comprehensive income                                                                                    223

Net proceeds from common
 stock issued pursuant to IPO         9      3,749         ---         ---                ---             3,758
Unallocated ESOP shares                                                                  (351)             (351)
                                 ------------------------------------------------------------------------------
Balance at December 31, 1998     $    9     $3,749      $6,037        $670              $(351)          $10,114
                                 ==============================================================================

Balance at September 30, 1997    $  ---     $  ---      $5,681        $358              $ ---           $ 6,039
Comprehensive Income:
  Net income                        ---        ---          97         ---                ---               ---
  Change in unrealized holding
   gain on securities available
   for sale, net of taxes           ---        ---         ---         125                ---               ---
    Comprehensive income                                                                                    222
Balance at December 31, 1997     $  ---     $  ---      $5,778        $483              $ ---           $ 6,261
                                 ==============================================================================


                     RFS BANCORP, INC. and SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                               (In Thousands)


                                                          Three Months        Three Months
                                                             Ended               Ended
                                                       December 31, 1998   December 31, 1997
                                                       -----------------   -----------------
                                                                    (unaudited)
Cash flows from operating activities:

Net income                                                  $   66              $   97
Adjustments to reconcile net income to net cash
 provided by operating activities:

Provision for loan losses                                       22                  22
(Gain) loss on sale of loans                                    (2)                  4
Amortization, net of accretion, of securities                   21                   6
Depreciation                                                    51                  36
(Increase) decrease in interest receivable                    (102)                150
(Increase) decrease  in other assets                           146                 (33)
Increase (decrease) in accrued expenses and other
 liabilities                                                    15                 (76)
Change in deferred loan origination fees, net                  (22)                  6
                                                            --------------------------

Net cash provided by operating activities                      195                 212
                                                            --------------------------

Cash flows from investing activities:
Purchases of held-to-maturity securities                    (4,022)                ---
Proceeds from maturities                                     2,297               7,462
Net increase in loans, net                                  (7,660)             (4,161)
Proceeds from sale of loans                                  1,714                 620
Purchases of banking premises and equipment                   (584)                (91)
                                                            --------------------------

Net cash provided by (used in) investing activities         (8,255)              3,830
                                                            --------------------------

Cash flows from financing activities:
Net increase in deposits                                     4,371               3,035
Proceeds from FHLB advances                                    ---               2,000
Repayment of advances from FHLB                               (281)             (4,266)
Net increase in mortgagors' escrow accounts                     29                  27
Net proceeds from common stock issued pursuant to
 initial public offering                                     3,758                 ---
Payments to acquire common stock for ESOP                     (351)                ---
                                                            --------------------------

Net increase (decrease) provided by financing activities     7,526                 796
                                                            --------------------------

Net change in cash and cash equivalents                       (534)              4,838

Cash and cash equivalents at beginning of period             7,930               1,832
                                                            --------------------------

Cash and cash equivalents at end of period                  $7,396              $6,670
                                                            ==========================

Supplemental cash flow information:
  Interest paid on deposits                                 $  604              $  561
  Interest paid on FHLB borrowings                          $  256              $  374
  Income taxes paid                                         $    5              $  171


                     RFS BANCORP, INC. and SUBSIDIARIES
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                              December 31, 1998


1)    Basis of Presentation and Consolidation

The unaudited consolidated interim financial statements of RFS Bancorp, Inc. and Subsidiaries ("RFS Bancorp" or the "Company") presented herein should be read in conjunction with the consolidated financial statements for the year ended September 30, 1998, included in the Annual Report on Form 10-KSB of RFS Bancorp, Inc., the holding company for Revere Federal Savings Bank (the "Bank"). The operating results for the period ended December 31, 1998 are those of the Bank and Company. RFS Bancorp had not issued any stock and had not conducted any business other than that of an organizational nature until December 18, 1998 when RFS Bancorp became the Bank's stock holding company in connection with the Bank's reorganization from the mutual savings association to the mutual holding company form of organization. Operating results prior to December 18, 1998 include only the Bank and not the Company.

The unaudited consolidated interim financial statements herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for completed financial statements.

In the opinion of management, the consolidated financial statements reflect all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.

2)    Commitments and Contingencies

At December 31, 1998, the Bank had outstanding commitments to originate loans amounting to approximately $3.0 million, and unused lines of credit amounting to approximately $647,000 for commercial loans and $2.9 million for home equity loans.

3)    Stock Conversion

The Bank is a federally chartered stock savings bank founded in 1901. The Bank converted from a federal mutual savings association into a mutual holding company form of organization on December 18, 1998 and issued 100% of its capital stock to the Company. RFS Bancorp has been organized at the direction of the Board of Directors of the Bank. The Company issued 933,523 shares of which 47% of these shares, or 438,756 shares, were sold to the Bank's depositors and the public and 53% of these shares, or 494,767 shares, were issued to Revere, MHC, a federal mutual holding company (the "MHC"). The initial offering price was $10.00 per share and the gross proceeds raised was $4,387,560. Net proceeds of the offering were approximately $3.8 million. On December 18, 1998, the Company loaned approximately $351,000 to the Company's Employee Stock Ownership Plan to fund its purchase of 35,100 shares of common stock of the Company in open-market purchases following completion of the conversion.

4)    Earnings Per Share

Earnings per share for the three months ended December 31, 1998 (annualized) was $.28. Earnings per share data is not presented for the three months ended December 31, 1997 since there were no outstanding shares of common stock until the reorganization on December 18, 1998.

5)    Recent Accounting Pronouncement

On June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain FASB statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the consolidated balance sheet. Such items, along with net income, are components of comprehensive income. SFAS No. 130 requires that all items of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Additionally, SFAS No. 130 requires that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The Company adopted these disclosure requirements in the quarter ending December 31, 1998.

6)    Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values are as follows:


                                                 December 31, 1998      September 30, 1998
                                                 ------------------     ------------------
                                                 Amortized    Fair      Amortized    Fair
                                                    Cost      Value        Cost      Value
                                                 -----------------------------------------
                                                              (In Thousands)

Securities Available for Sale:
  Marketable equity securities                    $    24    $ 1,163     $    24    $   896
                                                  -----------------------------------------
    Total                                         $    24    $ 1,163     $    24    $   896
                                                  =========================================

Securities held to maturity:
  U.S. Government & Federal Agency Obligations    $ 5,000    $ 4,985     $ 5,000    $ 5,031
  Mortgage-backed securities                       22,511     22,822      20,164     20,640
  Asset-backed securities                           4,302      4,297       4,946      4,976
                                                  -----------------------------------------
    Total                                         $31,813    $32,104     $30,110    $30,647
                                                  =========================================

7)    Loans

The following table presents selected data relating to the composition of the Company's loan portfolio by type of loan on the dates indicated.


                                      December 31, 1998    September 30, 1998
                                     ------------------    ------------------
                                      Amount    Percent     Amount    Percent
                                     ----------------------------------------
                                              (DOLLARS IN THOUSANDS)

Resident mortgage loans              $36,939     69.6%     $34,475     73.0%
Commercial real estate loans           4,958      9.3        3,969      8.4
Construction and land loans            2,879      5.4        1,885      4.0
Commercial loans                       4,218      7.9        2,724      5.8
Consumer loans                         1,011      2.0        1,091      2.3
Home equity loans                      3,097      5.8        3,061      6.5
                                    -------               -------

    Total loans                       53,102    100.0%      47,205    100.0%

Loans held for sale                      284                   235
Less :
  Deferred loan origination fees          38                    60
  Allowance for loan losses              548                   528
                                     -------               -------
    Total Loans, net                 $52,800               $46,852
                                     =======               =======


8)    Allowance for Loan Losses

The following table analyzes activity in the Company's allowance for loan losses for the periods indicated.


                                                            Three                Three
                                                         Months Ended         Months Ended
                                                      December 31, 1998    December 31, 1998
                                                      -----------------    ------------------
                                                              (Dollars in Thousands)

Average loans, net                                        $ 50,459             $ 43,918
                                                          =============================
Period-end gross loans                                    $ 53,102             $ 45,155
                                                          =============================

Allowance for loan losses at beginning of period          $    528             $    377
Provision for loan losses                                       22                   22
Plus recoveries                                                ---                  ---
Loans charged-off                                                2                  ---
                                                          -----------------------------
Allowance for loan losses at end of period                $    548             $    399
                                                          =============================

Non-performing loans                                      $    171             $     95
                                                          =============================
Ratios:
  Allowance for loan losses to period-end gross loans         1.03%                0.88%
  Allowance for loan losses to non-performing loans         320.47%              420.00%


9)    Deposits and Borrowed Funds

The following tables set forth the various types of deposit accounts at the Company and the balances in these accounts as well as the borrowings of the Company at the dates indicated.


                             December 31, 1998     September 30, 1998
                             ------------------    ------------------
                              Amount    Percent     Amount    Percent
                             ----------------------------------------
                                      (DOLLARS IN THOUSANDS)

Deposits:
  Savings accounts           $16,452     23.9%     $16,668      25.9%
  NOW checking                 6,863     10.0        5,345       8.3

  Demand deposits              5,278      7.7        2,823       4.4

  Money market accounts        1,752      2.6        1,883       2.9
  Certificates of deposit     38,353     55.8       37,608      58.5
                             ---------------------------------------

    Total deposits           $68,698      100%     $64,327       100%
                             =======               =======

Borrowed funds:
  Advances from FHLB         $17,923               $18,204
  Other borrowed funds           ---                   ---
                             -------               -------

    Total borrowed funds     $17,923               $18,204
                             =======               =======


                     RFS BANCORP, INC. and SUBSIDIARIES
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                              December 31, 1998

General

      Revere Federal Savings Bank (the "Bank") completed its conversion from a federal mutual savings association to a stock institution and was simultaneously acquired by RFS Bancorp, Inc. (the "Company") on December 18, 1998 upon the consummation of the Bank's reorganization to the mutual holding company form of organization and stock offering (the "Reorganization"). The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included within this report. This analysis provides an overview of the significant changes that occurred during the period presented.

      The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements.
 Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates generally and changes in real estate values and other economic conditions in eastern Massachusetts, the Bank's principal market area. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Additional information on potential factors which could affect the Company's financial results are included in the Annual Report on Form 10-KSB of RFS Bancorp.

      The Company's operating results are primarily dependent upon net interest and dividend income. Net interest income is the difference between income earned on the Company's loan and investment portfolio and the Company's funds which consists of interest paid on deposits and borrowings. Operating results are also affected by the provision for loan losses, securities sales activities and service charges on deposit accounts as well as other fees. The Company's operating expenses consist of salaries and employee benefits, occupancy and equipment expenses, professional fees as well as marketing and other expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates and government and regulatory policies.

Market Risk Analysis

      Qualitative Disclosures About Market Risk. Like other institutions, the Company's most significant form of market risk is interest rate risk. The Company is subject to interest rate risk to the degree that the Company's interest-bearing liabilities, primarily deposits with short and medium-term maturities, mature or reprice at different rates than the Company's interest-earning assets. The Company believes it is critical to manage the relationship between interest rates and the effect on the Company's net portfolio value ("NPV"). This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheet contracts. The Company manages assets and liabilities within the context of the marketplace, regulatory limitations and within limits established by the Company's Board of Directors on the amount of change in NPV which is acceptable given certain interest rate changes.

      An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. If the Company's assets mature or reprice more quickly or to a greater extent than the Company's liabilities, the Company's net portfolio value and net interest income would tend to increase during periods of rising interest rates but decrease during periods of falling interest rates. Conversely, if the Company's assets mature or reprice more slowly or to a lesser extent than the Company's liabilities, the Company's net portfolio value and net interest income would tend to decrease during periods of rising interest rates but increase during periods of falling interest rates. The Company's policy has been to mitigate the interest rate risk inherent in the historical savings institution business of originating long-term loans funded by short-term deposits by pursuing certain strategies designed to decrease the vulnerability of the Company's earnings to material and prolonged changes in interest rates. In this regard, the Company's attempts to minimize interest rate risk by, among other things, emphasizing the origination and retention of adjustable-rate loans and loans with shorter maturities and the sale of long-term one-to-four family fixed-rate loans in the secondary market.

Average Balances, Interest, Yields and Rates

      The following tables set forth certain information relating to the Company's average balance sheet and reflect the interest earned on assets and interest cost of liabilities for the periods indicated and the average yields earned and rates paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balances of assets and liabilities, respectively, for the periods presented.
 Average balances are derived from daily balances. Loans on nonaccrual status are included in the average balances of loans shown in the tables. The investment securities in the following tables are presented at amortized cost.


                                         Three Months Ended              Three Months Ended
                                         December 31, 1998               December 31, 1997
                                         ----------------------------    ----------------------------
                                                    Interest                        Interest
                                         Average    Income/    Yield/    Average    Income/    Yield/
                                         Balance    Expense    Rate      Balance    Expense    Rate
                                         ------------------------------------------------------------
                                                             (Dollars in Thousands)
INTEREST-EARNING ASSETS:

Total loans, net                         $50,459     $1,042      8.26%   $43,918     $  915      8.33%
Investments                               30,207        512      6.78%    36,604        647      7.07%
Other earning assets                       5,084         63      4.96%     4,027         50      4.97%
                                         ------------------              ------------------
Total interest-earning assets             85,750      1,617      7.54%    84,549      1,612      7.62%
                                                     ------                          ------
Cash and due from banks                      625                             471
Other assets                               4,661                           3,884
                                         -------                         -------
Total assets                             $91,036                         $88,904
                                         =======                         =======

INTEREST-BEARING LIABILITIES:

Passbook & Statement Savings             $16,808         57      1.36%   $14,114         42      1.19%
NOW's and MMA's                            7,450         27      1.45%     5,654         20      1.41%
Certificate of deposits                   38,076        521      5.47%    35,210        502      5.70%
                                         ------------------              ------------------
Total interest-bearing deposits           62,334        605      3.88%    54,978        564      4.10%

FHLB borrowings                           18,106        256      5.66%    24,963        374      5.99%
                                         ------------------              ------------------
Total interest-bearing liabilities        80,440        861      4.28%    79,941        938      4.69%
                                                     ------                          ------
Demand deposit accounts                    3,672                           1,909
Other liabilities                            849                           1,241
                                         -------                         -------
Total liabilities                         84,961                          83,091

Stockholders' equity                       6,075                           5,813
                                         -------                         -------
Total liabilities and stockholders'
 equity                                  $91,036                         $88,904
                                         =======                         =======
Net interest income                                  $  756                          $  674
                                                     ======                          ======
Interest rate spread                                             3.26%                           2.93%

Net interest margin                                              3.52%                           3.18%

Interest-earning assets/interest-bearing liabilities           106.60%                         104.07%


Rate/Volume Analysis

      The following table sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to : (i) changes in volume (changes in volume multiplied by old rate); (ii) changes in rates (change in rate multiplied by old volume). Changes in rate-volume (changes in rate multiplied by the changes in volume) are allocated between changes in rate and changes in volume.


                                       Three Months Ended
                                          December 31,
                                         1998 vs. 1997
                                      Increase (decrease)
                                   -------------------------
                                       Due to
                                   ---------------
                                   Rate     Volume    Total
                                   ------------------------
                                        (In Thousands)
Interest and dividend income:

  Loans, net                       $ (9)    $ 136     $ 127
  Investments                       (25)     (110)     (135)
  Other earning assets                0        13        13
                                   ------------------------
    Total                           (34)       39         5
                                   ------------------------

Interest expense:

  Deposits                          (32)       73        41
  Borrowed funds                    (18)     (100)     (118)
                                   ------------------------
    Total                           (50)      (27)      (77)
                                   ------------------------
Change in net interest income      $ 16     $  66     $  82
                                   ========================


Financial Condition and Results of Operations

Comparison of Financial Condition at December 31, 1998 and September 30, 1998.

      The Company's total assets increased by $7.8 million or 8.7% to $97.3 million at December 31, 1998 from $89.5 million at September 30, 1998. The net increase in total assets is primarily attributable to a $5.9 million increase in net loans, an increase in investment securities of $2.0 million and receipt of $3.4 million in net proceeds from the Reorganization, offset by a $534,000 decrease in cash and cash equivalents. Total net loans increased by $5.9 million or 12.7% to $52.8 million or 54.2% of total assets at December 31, 1998 as compared to $46.9 million or 52.4% of total assets at September 30, 1998, due to the receipt of $3.4 million in net proceeds and the Company's continued emphasis on small business lending and a favorable interest rate environment. Investment securities held by the Company increased by $2.0 million or 6.4% to $33.0 million at December 31, 1998 from $31.0 million at September 30, 1998. This increase is primarily due to the purchase of $4.0 million of GNMA mortgaged-backed securities.

      Total deposits increased by $4.4 million or 6.8% to $68.7 million at December 31, 1998 from $64.3 million at September 30, 1998. This increase was the result of the opening of the Chelsea branch and ordinary deposit growth. Total Federal Home Loan Bank of Boston (the "FHLB") advances decreased by $281,000 or 1.5% to $17.9 million at December 31, 1998 from $18.2 million at September 30, 1998. Total equity increased by $3.6 million or 56.0% to $10.1 million at December 31, 1998 from $6.5 million at September 30, 1998 as a result of $3.4 million raised from the sale of stock, an increase of $157,000 in the net unrealized gain on securities and net income of $66,000.

Comparison of the Operating Results for the Three Months ended December 31, 1998 and 1997.

Net Income. The Company's net income for the three months ended December 31, 1998 was $66,000 as compared to $97,000 for the three months ended December 31, 1997. This $31,000 or 32.0% decrease in net income during the period was the result of an increase of $5,000 in interest and dividend income, an increase of $38,000 in other income, a decrease of $77,000 in interest expense and a decrease in provision for income taxes of $18,000, offset by an increase of $169,000 in operating expenses. The Company's continued expansion of its lending activities accounted for the increase in interest income, while its operating expenses increased due to the Company's planned expenditures in human and technological resources, including increased staffing and non-recurring start-up expenses associated with the Bank's new branch office in Chelsea, Massachusetts. The return on average assets for the three months ended December 31, 1998 was .29% compared to .44% for the three months ended December 31, 1997.

Net Interest and Dividend Income. The Company's net interest and dividend income for the three months ended December 31, 1998 increased $82,000 or 12.1% to $756,000 from $674,000 for the three months ended December 31, 1997. The increase can be attributed to a combination of the $5,000 increase in interest and dividend income and a $77,000 decrease in interest expense on deposits and borrowed funds.

      The average yield on interest-earning assets decreased 8 basis points to 7.54% for the three months ended December 31, 1998 from 7.62 % for the three months ended December 31, 1997, while the average cost on interest-bearing liabilities decreased by 41 basis points to 4.28% for the three months ended December 31, 1998 from 4.69% for the three months ended December 31, 1997. As a result of the Company's strategy to restructure the balance sheet by expanding its small business lending activities in order to increase interest rate spread, the interest rate spread increased to 3.26% for the three months ended December 31, 1998 from 2.93% for the three months ended December 31, 1997 and the net interest margin improved from 3.18% to 3.52% during this period.

Interest and Dividend Income. Total interest and dividend income increased by $5,000 or .31% to $1.6 million for the three months ended December 31, 1998 from $1.6 million for the three months ended December 31, 1997. The increase in interest and dividend income was a result of a higher level of loans and a greater mix of higher yielding commercial and commercial real estate loans, partially offset by a decline in the average balance of investment securities and lower yields on investment securities. The average balance of net loans for the three months ended December 31, 1998 was $50.4 million compared to $43.9 million for the three months ended December 31, 1997. The average yield on net loans was 8.26% for the three months ended December 31, 1998 compared to 8.33% for the three months ended December 31, 1997, reflecting an increase in the amount of commercial and commercial real estate loans. The average balance of investment securities for the three months ended December 31, 1998 was $30.2 million compared to $36.6 million for the three months ended December 31, 1997. The average yield on investment securities was 6.78% for the three months ended December 31, 1998 compared to 7.07% for the three months ended December 31, 1997.

Interest Expense. Interest expense decreased by $77,000 or 8.2 % to $861,000 for the three months ended December 31, 1998 from $938,000 for the
three months ended December 31, 1997.   Interest expense decreased primarily
as a result of a decrease in interest rates paid on FHLB borrowings and deposit accounts and a significant decline in the level of FHLB advances during the quarter. Average interest-bearing deposits increased by $7.4 million or 13.4% to $62.3 million for the three months ended December 31, 1998. Deposit balances have increased as a result of offering free checking products, certificate of deposit products with competitive rates and new deposits attributable to the new branch. Accordingly, interest expense on deposits increased $41,000 or 7.3% to $605,000 for the three months ended December 31, 1998 compared to $564,000 for the three months ended December 31, 1997. Interest expense on advances from the FHLB decreased $118,000 or 31.6% to $256,000 for the three months ended December 31, 1998 from $374,000 for the three months ended December 31, 1997.

Provision for Loan Losses. The allowance for loan losses is maintained through the provision for loan losses which is a charge to operations. The provision reflects management's assessment of potential losses and is based on a review of the risk characteristics as well as the growth of the loan portfolio. The Bank considers many factors in determining the level of the provision for loan losses. Collateral value on a loan by loan basis, trends of loan delinquencies, risk classification identified in the Bank's regular review of individual loans, and economic conditions are major factors in establishing the provision. The provision for loan losses remained the same for the three months ended December 31, 1998 as compared to the three months ended December 31, 1997. At December 31, 1998, the balance of the allowance for loan losses was $548,000 or 1.03% of total loans versus $528,000 or 1.12% of total loans at September 30, 1998. As the Bank continues to expand its small business lending, additional increases to the provision are likely.

Noninterest Income. Total noninterest income increased by $38,000 or 52.0% to $111,000 for the three months ended December 31, 1998 from $73,000 for the three months ended December 31, 1997. The increase was primarily the result of increased fees on transactional deposit accounts and serviced loans. The Company anticipates increases to noninterest income as it continues to expand the volume of its deposit relationships. It is also the Company's goal to increase its level of noninterest income by expanding its delivery systems to include PC banking, debit cards and additional ATMs and by continually considering additional sources of revenue. In this regard, the Company plans to offer various investment products through a relationship with a third-party broker-dealer during the second quarter of its current fiscal year.

Noninterest Expense. Noninterest expense increased by $169,000 or 29.5% to $741,000 for the three months ended December 31, 1998 from $572,000 for the three months ended December 31, 1997. The increase resulted primarily from a general increase in operating expenses. Salaries and employee benefits, the largest component of noninterest expense was $352,000 for the three months ended December 31, 1998 as compared to $296,000 for the three months ended December 31, 1997, an increase of $56,000 or 18.9%. This increase was primarily associated with an increase of five full time equivalent employees to staff the commercial lending and operations departments. During the period, professional fees increased from $59,000 to $95,000 or 61.0% due to the added cost of outside loan review and certain legal and consulting costs associated with the Company's expansion. Occupancy and equipment expense increased by $16,000 or 18.6% to $102,000 for the three months ended December 31, 1998 as compared to $86,000 for the three months ended December 31, 1997, with the increase primarily related to additional space utilized for certain administrative functions and the opening of the Company's new Chelsea branch. Other increases were incurred in the areas of equipment, data processing and advertising services, primarily related to the expansion of the Company's product lines and additional services, including PC banking
and debit cards, and the opening of the Chelsea branch.   Annual operating
expenses are also expected to increase in future periods due to the increased cost of operating an additional branch location and as a stock institution, including the adoption of additional stock based employee benefit plans.

Income Taxes. The net provision for income taxes amounted to $38,000 for the three months ended December 31, 1998 as compared to $56,000 for the three months ended December 31, 1997, resulting in effective tax rate of 36.5% and 36.6%, respectively. The effective tax rate reflects the Company's utilization of a securities investment subsidiary to substantially reduce state income taxes.

Liquidity and Capital Resources

      The Company's primary sources of funds are deposits, proceeds from the principal and interest payments on loans, debt and equity securities, and to a lesser extent, borrowings and proceeds from the sale of fixed rate mortgage loans to the secondary market. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, mortgage loan sales, and borrowings are greatly influenced by general interest rates, economic conditions and competition.

      The Company is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratio at December 31, 1998 was 10.4%.

      Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Company believes it could borrow additional funds from the FHLB. At December 31, 1998, the Company had borrowings of $17.9 million.

      At December 31, 1998, the Company had $3.0 million in outstanding commitments to originate loans. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments.
 Certificates of deposit which are scheduled to mature in one year or less totaled $34.6 million at December 31, 1998. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      The Company plans to incur additional costs associated with the Chelsea branch office, including costs associated with the potential installation of an ATM and additional renovation costs. Management anticipates that it will have sufficient funds available to meet its planned capital expenditures throughout 1998.

      At December 31, 1998, the Company and the Bank exceeded all of their regulatory capital requirements.

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

      Under certain circumstances, failure to adequately address the Year 2000 Problem could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Year 2000 Problem could result in a significant adverse impact on the Company's products, services and competitive condition.

      In order to address the Year 2000 issue and to minimize its potential adverse impact, management has begun a process to identify areas that will be affected by the Year 2000 Problem, assess its potential impact on the operations of the Company, monitor the progress of third party software vendors in addressing the matter, test changes provided by these vendors, and develop contingency plans for any critical systems which are not effectively reprogrammed. A committee of senior officers of the Company has been formed to evaluate the effects that the upcoming Year 2000 could have on computer programs utilized by the Company. The Company's plan is divided into the five phases: (1) awareness - define the problem, obtain executive level support and develop an overall strategy; (2) assessment - identify all systems and the criticality of the systems; (3) renovation - program enhancements, hardware and software upgrades, system replacements, and vendor certifications; (4) validation - test and verify system changes and coordinate with outside parties; and (5) implementation - components certified as Year 2000 compliant and moved to production. As of December 31, 1998, the Company has completed the first three phases and is working with third parties to complete the validation and implementation phases. These phases are expected to be completed by June 30, 1999. The Company believes that its internal systems and equipment are Year 2000 compliant.

      Third party vendors provide the majority of software used by the Company. All of the Company's vendors are aware of the Year 2000 situation, and each has assured the Company that it is currently working to have its software compliant by June, 1999. The Bank utilizes the service of a third party vendor to provide the software which is used to process and maintain most mortgage and deposit customer-related accounts. This vendor has provided the Company with a software version which has been certified to be Year 2000 compliant. Testing by the Bank is underway to verify compliance for its application and usage. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Problem will be mitigated without causing a material adverse impact on the operations of the Company. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Problem could have an impact on the operations of the Company.

      The Company carefully considers the Year 2000 readiness of its potential commercial borrowers in the lending process. Commencing in September 1998, each potential new commercial borrower was required to enter into a Year 2000 agreement with the Company certifying that the borrower is or will shortly be Year 2000 compliant. Moreover, the failure to be Year 2000 compliant constitutes a default under the terms of new loan agreements with commercial borrowers. In addition, in April 1998, the Company sent letters to all of its commercial borrowers asking them to certify that they will be Year 2000 compliant by December 31, 1998. Follow up letters have been sent to all commercial borrowers who have failed to respond to the Company's Year 2000 inquiries.

      Monitoring and managing the year 2000 project will result in additional direct and indirect costs to the Company. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. The Company has spent approximately $27,000 on Year 2000 related costs to date and estimates that it will spend an additional $20,000 for Year 2000 compliance. Both direct and indirect costs of addressing the Year 2000 Problem will be charged to earnings as incurred. The Company does not believe that such costs will have a material effect on results of operations. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company. Although no independent analysis of the Company's potential exposure has been obtained, the Company believes it has no exposure to contingencies related to the Year 2000 Problem for the products it has sold. The Company's network consultant, EOS Systems, Inc., has examined the hardware and software used by the Company and has certified that such hardware and software is Year 2000 compliant.

      The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. The Company has developed a contingency plan which would be implemented in the unlikely event that Year 2000 issues arise.

                     RFS BANCORP, INC. and SUBSIDIARIES
                         Part II - Other Information
                              December 31, 1998

PART II    OTHER INFORMATION

Item 2  Changes in Securities and Use of Proceeds

            (d)  Use of Proceeds

      The Company's Registration Statement on Form SB-2 (File No. 333-63083) (the "Registration Statement") was declared effective by the United States Securities and Exchange Commission (the "SEC") on November 12, 1998. 438,756 shares of common stock, par value of $.01 per share (the "Common Stock"), registered in the Registration Statement and offered in the Company's Subscription Offering (the "Offering") were sold at a price of $10.00 per share. The Offering closed on December 18, 1998 and raised gross proceeds of $4,387,560 for the Company. Trident Securities, Inc. of Raleigh, North Carolina served as Sales Agent for the Offering.

      No Offering expenses were paid, either directly or indirectly, to directors or officers of the Company or their associates, to persons owning ten percent or more of the Company's Common Stock or to any other affiliates of the Company.

      The net proceeds of the Offering for the Company, after deducting the expenses of the Offering (including sales agency commissions and expenses) were $3.7 million. Of such proceeds, $3.1 million were distributed to the Bank, which used the proceeds to fund $1.5 million adjustable and fixed-rate residential loans, commercial and commercial real estate loans as of December 31, 1998. The remaining $1.6 million was invested in overnight deposits at the FHLB. The Company intends to invest these funds in additional loans in the near future. Of the proceeds retained by the Company, $351,000 was loaned to the Company's Employee Stock Ownership Plan to fund its purchase of 35,100 shares of Common Stock in open-market purchases. The use of proceeds does not represent a material change from the use of proceeds described in the Company's prospectus.

Item 6  Exhibits and Reports on Form 8-K

        (a)  Exhibits
             27.1 Financial Data Schedule

        (b)  Reports on Form 8-K
             None


                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RFS BANCORP, INC.

Date:  February 12, 1999          By: /s/ James J. McCarthy
       ----------------------         ------------------------------
                                      James J. McCarthy
                                      President and Chief Executive Officer

Date:  February 12, 1999          By: /s/ Anthony J. Patti
       ----------------------         ------------------------------
                                      Anthony J. Patti
                                      Executive Vice President and
                                      Chief Financial Officer (principal
                                      accounting officer)