Form 10QSB
period 1999-03-31
RFS BANCORP INC
filed 1999-05-13
CIK 1069545

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----                  SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended March 31, 1999

                                     OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----                  SECURITIES EXCHANGE ACT OF 1934

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

                            YES    X    NO
                                 -----      -----

As of March 31, 1999, 933,523 shares of the registrant's common stock were outstanding.


                     RFS BANCORP, INC. and SUBSIDIARIES

INDEX

PART I    FINANCIAL INFORMATION                                      Page
          ---------------------                                      ----

Item 1    Consolidated Financial Statements:

          Consolidated Balance Sheets - March 31, 1999
           and September 30, 1998                                      1

          Consolidated Statements of Income - Three Months
           Ended March 31, 1999 and 1998                               2

          Consolidated Statements of Income - Six Months
           Ended March 31, 1999 and 1998                               3

          Consolidated Statements of Changes in Stockholders'
           Equity-Six Months Ended March 31, 1999
           and 1998                                                    4

          Consolidated Statements of Cash Flows - Six Months
           Ended March 31, 1999 and 1998                               5

          Notes to Unaudited Consolidated Financial Statements -
           March 31, 1999                                              6

Item 2    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        12


PART II   OTHER INFORMATION
          -----------------

Item 6    Exhibits and Reports on Form 8-K                            28


          SIGNATURES                                                  29
          ----------


                     RFS BANCORP, INC. and SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)

                                                           March 31, 1999     September 30, 1998
                                                           --------------     ------------------
                                                                        (Unaudited)

ASSETS
------
  Cash and due from banks                                     $   442              $ 1,195
  Federal funds sold                                            4,307                6,735
                                                              ----------------------------
      Total cash and cash equivalents                           4,749                7,930

  Securities available for sale, at fair value                  1,034                  896
  Securities held to maturity, at amortized cost               29,519               30,110
  Federal Home Loan Bank stock, at cost                         1,517                1,517
  Loans, net of allowance for loan losses of $570,985,
   and $528,250, respectively                                  59,000               46,852
  Bank premises and equipment, net                              1,857                1,252
  Accrued interest receivable                                     559                  519
  Other assets                                                    333                  392
                                                              ----------------------------

      Total Assets                                            $98,568              $89,468
                                                              ============================

LIABILITIES and STOCKHOLDERS' EQUITY
------------------------------------

  Deposits                                                    $70,280              $64,327
  Federal Home Loan Bank borrowings                            17,628               18,204
  Mortgagors' escrow accounts                                     234                  157
  Accrued expenses and other liabilities                          365                  296
                                                              ----------------------------
      Total liabilities                                        88,507               82,984
                                                              ----------------------------

  Stockholders' equity:

    Common stock $.01 par value, 5,000,000 shares
     authorized, 933,523 shares issued                              9                  ---
    Additional paid-in capital                                  3,698                  ---
    Retained earnings                                           6,129                5,971

    Accumulated Other Comprehensive Income                        576                  513
    Unallocated ESOP shares                                      (351)                 ---
                                                              ----------------------------

      Total stockholders' equity                               10,061                6,484
                                                              ----------------------------

      Total liabilities and stockholders' equity              $98,568              $89,468
                                                              ============================


                     RFS BANCORP, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                         Three Months Ended
                                                  ---------------------------------
                                                  March 31, 1999     March 31, 1998
                                                  --------------     --------------
                                                             (Unaudited)

Interest and dividend income:
  Interest and fees on loans                          $1,139             $  939
  Interest and dividends on securities                   509                584
  Other interest                                          43                114
                                                      -------------------------
      Total interest and dividend income               1,691              1,637
                                                      -------------------------

Interest expense:

  Deposits                                               610                562
  Federal Home Loan Bank borrowings                      238                358
                                                      -------------------------
      Total interest expense                             848                920
                                                      -------------------------

Net interest and dividend income                         843                717

Provision for loan losses                                 22                 51
                                                      -------------------------

Net interest and dividend income, after
 provision for loan losses                               821                666
                                                      -------------------------

Other income:

  Loan servicing fees                                     19                 21
  Deposit account fees                                    46                 34
  Gain (loss) on sales of mortgage loans, net             (1)                (1)
  Other income                                            36                 28
                                                      -------------------------
      Total other income                                 100                 82
                                                      -------------------------

Operating expenses:

  Salaries and employees benefits                        400                318
  Occupancy and equipment expenses                       140                 91
  Professional services                                   65                 91
  Data processing expenses                                54                 36
  Other expenses                                         117                103
                                                      -------------------------
      Total operating expenses                           776                639
                                                      -------------------------

Income before income taxes                               145                109

Provision for income taxes                                53                 41
                                                      -------------------------

Net income                                            $   92             $   68
                                                      =========================

Earnings per share (annualized)                       $ 0.39                N/A

Weighted average shares outstanding                      934                N/A


                     RFS BANCORP, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                          Six Months Ended
                                                  ---------------------------------
                                                  March 31, 1999     March 31, 1998
                                                  --------------     --------------
                                                             (Unaudited)

Interest and dividend income:
  Interest and fees on loans                          $2,181             $1,854
  Interest and dividends on securities                 1,021              1,231
  Other interest                                         106                164
                                                      -------------------------
      Total interest and dividend income               3,308              3,249
                                                      -------------------------

Interest expense:

  Deposits                                             1,215              1,126
  Federal Home Loan Bank borrowings                      494                732
                                                      -------------------------
      Total interest expense                           1,709              1,858
                                                      -------------------------

Net interest and dividend income                       1,599              1,391

Provision for loan losses                                 45                123
                                                      -------------------------

Net interest and dividend income, after
 provision for loan losses                             1,554              1,268
                                                      -------------------------

Other income:

  Loan servicing fees                                     46                 41
  Deposit account fees                                    82                 65
  Gain (loss) on sales of mortgage loans, net              1                 (5)
  Other income                                            82                 54
                                                      -------------------------
      Total other income                                 211                155
                                                      -------------------------

Operating expenses:

  Salaries and employees benefits                        752                614
  Occupancy and equipment expenses                       241                177
  Professional services                                  160                165
  Data processing expenses                               105                 70
  Other expenses                                         258                200
                                                      -------------------------
      Total operating expenses                         1,516              1,226
                                                      -------------------------

Income before income taxes                               249                197

Provision for income taxes                                91                 75
                                                      -------------------------

Net income                                            $  158             $  122
                                                      =========================

Earnings per share (annualized)                       $ 0.34                N/A

Weighted average shares outstanding                      934                N/A


                     RFS BANCORP, INC. and SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                               (In Thousands)

                                                                             Accumulated
                                                  Additional                    Other                                Total
                                        Common     Paid-in      Retained    Comprehensive    Unallocated ESOP    Stockholders'
                                        Stock      Capital      Earnings       Income             Shares            Equity
                                        ------    ----------    --------    -------------    ----------------    -------------

Balance at September 30, 1998            $---       $  ---       $5,971         $513              $ ---             $ 6,484

Comprehensive Income:
  Net income                              ---          ---          158          ---                ---                 ---
  Change in unrealized holding
   gain on securities available for
   sale, net of taxes                     ---          ---          ---           63                ---                 ---
      Comprehensive income                                                                                              221

Net proceeds from common
 stock issued pursuant to IPO               9        3,698          ---          ---                ---               3,707
Unallocated ESOP shares                                                                            (351)               (351)
                                         ----------------------------------------------------------------------------------
Balance at March 31, 1999                $  9       $3,698       $6,129         $576              $(351)            $10,061
                                         ==================================================================================

Balance at September 30, 1997            $---       $  ---       $5,681         $358              $ ---             $ 6,039
Comprehensive Income:
  Net income                              ---          ---          122          ---                ---                 ---
  Change in unrealized holding
   gain on securities available for
   sale, net of taxes                     ---          ---          ---          125                ---                 ---
  Comprehensive income                                                                                                  247
                                         ----------------------------------------------------------------------------------
Balance at March 31, 1998                $---       $  ---       $5,803         $483              $ ---             $ 6,286
                                         ==================================================================================


                     RFS BANCORP, INC. and SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                               (In Thousands)

                                                          Six Months         Six Months
                                                            Ended              Ended
                                                        March 31, 1999     March 31, 1998
                                                        --------------     --------------
                                                                   (unaudited)

Cash flows from operating activities:
Net income                                                 $    158           $    122
Adjustments to reconcile net income to net cash
 provided by operating activities:

Provision for loan losses                                        45                123
(Gain) loss on sale of loans                                     (1)                 5
Amortization, net of accretion, of securities                    37                 14
Depreciation                                                    108                 74
(Increase) decrease in interest receivable                      (40)               152
(Increase) decrease in other assets                              59               (169)
Decrease in accrued expenses and other
 liabilities                                                     (6)              (161)
Change in deferred loan origination fees, net                     2                  3
                                                           ---------------------------

Net cash provided by operating activities                       362                163
                                                           ---------------------------

Cash flows from investing activities:
Purchase of Federal Home Loan Bank Stock                        ---               (112)
Purchases of held-to-maturity securities                     (4,021)            (5,500)
Proceeds from maturities, h-t-m securities                    4,575             10,200
Net increase in loans, net                                  (15,373)            (8,402)
Proceeds from sale of loans                                   3,179              4,093
Purchases of banking premises and equipment                    (713)               (71)
                                                           ---------------------------

Net cash provided by (used in) investing activities         (12,353)               208
                                                           ---------------------------

Cash flows from financing activities:
Net increase in deposits                                      5,953              5,140
Proceeds from FHLB advances                                     ---              9,500
Repayment of advances from FHLB                                (576)           (10,043)
Net increase in mortgagors' escrow accounts                      77                 30
Net proceeds from common stock issued pursuant to
 initial public offering                                      3,707                ---
Payments to acquire common stock for ESOP                      (351)               ---
                                                           ---------------------------

Net cash provided by financing activities                     8,810              4,627
                                                           ---------------------------

Net change in cash and cash equivalents                      (3,181)             4,998

Cash and cash equivalents at beginning of period              7,930              1,832
                                                           ---------------------------

Cash and cash equivalents at end of period                 $  4,749           $  6,830
                                                           ===========================

Supplemental cash flow information:
  Interest paid on deposits                                $  1,214           $  1,126
  Interest paid on FHLB borrowings                         $    494           $    732
  Income taxes paid                                        $    102           $    257


                     RFS BANCORP, INC. and SUBSIDIARIES
                       Part I - Financial Information
                        Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                               March 31, 1999

1)    Basis of Presentation and Consolidation

The unaudited consolidated interim financial statements of RFS Bancorp, Inc. and Subsidiaries ("RFS Bancorp" or the "Company") presented herein should be read in conjunction with the consolidated financial statements for the year ended September 30, 1998, included in the Annual Report on Form 10-KSB of RFS Bancorp, Inc., the holding company for Revere Federal Savings Bank (the "Bank"). The operating results for the period ended March 31, 1999 are those of the Bank and Company. RFS Bancorp had not issued any stock and had not conducted any business until December 18, 1998 when RFS Bancorp became the Bank's stock holding company in connection with the Bank's reorganization from the mutual savings association to the mutual holding company form of organization. Operating results prior to December 18, 1998 include only the Bank and not the Company.

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

2)    Commitments and Contingencies

At March 31, 1999, the Bank had outstanding commitments to originate loans amounting to approximately $3.8 million, and unused lines of credit amounting to approximately $1.2 million for commercial loans and $3.2 million for home equity loans.

3)    Stock Conversion

The Bank is a federally chartered stock savings bank founded in 1901. The Bank converted from a federal mutual savings association into a mutual holding company form of organization on December 18, 1998 and issued 100% of its capital stock to the Company. RFS Bancorp has been organized at the direction of the Board of Directors of the Bank. The Company issued 933,523 shares of which 47% of these shares, or 438,756 shares, were sold to the Bank's depositors and employee benefit plans and 53% of these shares, or 494,767 shares, were issued to Revere, MHC, a federal mutual holding company (the "MHC"). The initial offering price was $10.00 per share and the gross proceeds raised was $4,387,560. Net proceeds of the offering were approximately $3.8 million. On December 18, 1998, the Company loaned approximately $351,000 to the Company's Employee Stock Ownership Plan to fund its purchase of 35,100 shares of common stock of the Company.

4)    Earnings Per Share

Earnings per share for the three months ended March 31, 1999 (annualized) was $.39. Earnings per share for the six months ended March 31, 1999 (annualized) was $.34. Earnings per share data is not presented for the three and six months ended March 31, 1998 since there were no outstanding shares of common stock until the reorganization on December 18, 1998.

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

6)    Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values are as follows:

                                      March 31, 1999        September 30, 1998
                                   --------------------    -------------------
                                   Amortized     Fair      Amortized     Fair
                                     Cost        Value       Cost        Value
                                   ---------     -----     ---------     -----
                                                 (In Thousands)

Securities Available for Sale:
  Marketable equity securities      $    24     $ 1,034     $    24     $   896
                                    -------------------------------------------
      Total                         $    24     $ 1,034     $    24     $   896
                                    ===========================================

Securities held to maturity:
  U.S. Government & Federal
   Agency Obligations               $ 4,500     $ 4,423     $ 5,000     $ 5,031
  Mortgage-backed securities         21,097      21,301      20,164      20,640
  Asset-backed securities             3,922       3,878       4,946       4,976
                                    -------------------------------------------
      Total                         $29,519     $29,602     $30,110     $30,647
                                    ===========================================

7)    Loans

The following table presents selected data relating to the composition of the Company's loan portfolio by type of loan on the dates indicated.

                                     March 31, 1999        September 30, 1998
                                   -------------------     -------------------
                                   Amount      Percent     Amount      Percent
                                   ------      -------     ------      -------
                                             (DOLLARS IN THOUSANDS)

Resident mortgage loans            $39,638      67.0%      $34,475      73.0%
Commercial real estate loans         7,133      12.1         3,969       8.4
Construction and land loans          3,668       6.2         1,885       4.0
Commercial loans                     4,392       7.4         2,724       5.8
Consumer loans                       1,214       2.1         1,091       2.3
Home equity loans                    3,091       5.2         3,061       6.5
                                   -----------------------------------------

      Total loans                   59,136     100.0%       47,205     100.0%

Loans held for sale                    497                     235
Less:
Deferred loan origination fees          62                      60
Allowance for loan losses              571                     528
                                   -------                 -------
      Total Loans, net             $59,000                 $46,852
                                   =======                 =======

8)    Allowance for Loan Losses

The following table analyzes activity in the Company's allowance for loan losses for the periods indicated.

                                                               Six                Six
                                                           Months Ended       Months Ended
                                                          March 31, 1999     March 31, 1998
                                                          --------------     --------------
                                                               (Dollars in Thousands)

Average loans, net                                          $  53,145          $ 44,062
                                                            ===========================
Period-end gross loans                                      $  59,136          $ 45,892
                                                            ===========================

Allowance for loan losses at beginning of period            $     528          $    377
Provision for loan losses                                          45               123
Plus recoveries                                                   ---               ---
Loans charged-off                                                   2                39
                                                            ---------------------------
Allowance for loan losses at end of period                  $     571          $    461
                                                            ===========================

Non-performing loans                                        $       2          $      5
                                                            ===========================
Ratios:
  Allowance for loan losses to period-end gross loans             .97%             1.00%
  Allowance for loan losses to non-performing loans          28,550.0%          9,220.0%

9)    Deposits and Borrowed Funds

The following tables set forth the various types of deposit accounts at the Company and the balances in these accounts as well as the borrowings of the Company at the dates indicated.

                                 March 31, 1999        September 30, 1998
                               -------------------     -------------------
                               Amount      Percent     Amount      Percent
                               ------      -------     ------      -------
                                         (DOLLARS IN THOUSANDS)

Deposits:
Savings accounts               $17,471      24.9%      $16,668      25.9%
NOW checking                     6,547        9.3        5,345       8.3
Demand deposits                  4,403        6.3        2,823       4.4
Money market accounts            2,053        2.9        1,883       2.9
Certificates of deposit         39,806       56.6       37,608      58.5
                               -------                 -------
      Total deposits           $70,280      100.0%     $64,327     100.0%
                               =======                 =======

Borrowed funds:
Advances from FHLB             $17,628                 $18,204
Other borrowed funds               ---                     ---
                               -------                 -------
      Total borrowed funds     $17,628                 $18,204
                               =======                 =======


                     RFS BANCORP, INC. and SUBSIDIARIES
                       Part I - Financial Information
    Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                               March 31, 1999

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

                                                         Three Months Ended March 31, 1999     Three Months Ended March 31, 1998
                                                         ---------------------------------     ---------------------------------
                                                                      Interest                              Interest
                                                          Average     Income/     Yield/        Average     Income/     Yield/
                                                          Balance     Expense      Rate         Balance     Expense      Rate
                                                          -------     --------    ------        -------     --------    ------
                                                                                  (Dollars in Thousands)

INTEREST-EARNING ASSETS:
Total loans, net                                          $55,960      $1,139       8.14%       $44,490      $  939       8.44%
Investments                                                31,594         509       6.44%        33,738         584       6.92%
Other earning assets                                        4,260          43       4.04%         8,438         114       5.40%
                                                          -------------------                   -------------------

Total interest-earning assets                              91,814       1,691       7.37%        86,666       1,637       7.56%
                                                                       ------                                ------

Cash and due from banks                                       880                                   586
Other assets                                                4,359                                 3,455
                                                          -------                               -------

Total assets                                              $97,053                               $90,707
                                                          =======                               =======

INTEREST-BEARING LIABILITIES:

Passbook & Statement Savings                              $16,607          59       1.41%       $14,927          47       1.25%
NOW's and MMA's                                             6,642          32       1.95%         5,813          23       1.60%
Certificate of deposits                                    39,253         519       5.29%        35,615         492       5.53%
                                                          -------------------                   -------------------

Total interest-bearing deposits                            62,502         610       3.90%        56,355         562       3.99%

FHLB borrowings                                            17,815         238       5.34%        25,312         358       5.66%
                                                          -------------------                   -------------------

Total interest-bearing liabilities                         80,317         848       4.22%        81,667         920       4.51%
                                                                       ------                                ------

Demand deposit accounts                                     6,156                                 2,345
Other liabilities                                             510                                   394
                                                          -------                               -------

Total liabilities                                          86,983                                84,406

Stockholders' equity                                       10,070                                 6,301
                                                          -------                               -------

Total liabilities and stockholders' equity                $97,053                               $90,707
                                                          =======                               =======

Net interest income                                                    $  843                                $  717
                                                                       ======                                ======

Interest rate spread                                                                3.15%                                 3.05%

Net interest margin                                                                 3.67%                                 3.31%

Interest-earning assets/interest-bearing liabilities                              114.31%                               106.12%


                                                          Six Months Ended March 31, 1999       Six Months Ended March 31, 1998
                                                          -------------------------------       -------------------------------
                                                                      Interest                              Interest
                                                          Average     Income/     Yield/        Average     Income/     Yield/
                                                          Balance     Expense      Rate         Balance     Expense      Rate
                                                          -------     --------    ------        -------     --------    ------
                                                                                  (Dollars in Thousands)

INTEREST-EARNING ASSETS:
Total loans, net                                          $53,145      $2,181       8.21%       $44,062      $1,854       8.42%
Investments                                                31,485       1,021       6.49%        35,392       1,231       6.96%
Other earning assets                                        4,628         106       4.58%         6,204         164       5.29%
                                                          -------------------                   -------------------

Total interest-earning assets                              89,258       3,308       7.41%        85,658       3,249       7.59%
                                                                       ------                                ------

Cash and due from banks                                       787                                   524
Other assets                                                4,257                                 3,106
                                                          -------                               -------

Total assets                                              $94,302                               $89,288
                                                          =======                               =======

INTEREST-BEARING LIABILITIES:

Passbook & Statement Savings                              $16,647         112       1.35%       $14,513          90       1.24%
NOW's and MMA's                                             7,966          60       1.51%         5,505          42       1.53%
Certificate of deposits                                    38,647       1,043       5.40%        35,174         994       5.65%
                                                          -------------------                   -------------------

Total interest-bearing deposits                            63,260       1,215       3.84%        55,192       1,126       4.08%

FHLB borrowings                                            17,962         494       5.50%        25,145         732       5.82%
                                                          -------------------                   -------------------

Total interest-bearing liabilities                         81,222       1,709       4.21%        80,337       1,858       4.63%
                                                                       ------                                ------

Demand deposit accounts                                     4,157                                 2,325
Other liabilities                                             298                                   383
                                                          -------                               -------

Total liabilities                                          85,677                                83,045

Stockholders' equity                                        8,625                                 6,243
                                                          -------                               -------

Total liabilities and stockholders' equity                $94,302                               $89,288
                                                          =======                               =======

Net interest income                                                    $1,599                                $1,391
                                                                       ======                                ======

Interest rate spread                                                                3.20%                                 2.96%

Net interest margin                                                                 3.58%                                 3.25%

Interest-earning assets/interest-bearing liabilities                              109.89%                               106.62%


Rate/Volume Analysis

      The following tables set forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to : (i) changes in volume (changes in volume multiplied by old rate); (ii) changes in rates (change in rate multiplied by old volume). Changes in rate-volume (changes in rate multiplied by the changes in volume) are allocated between changes in rate and changes in volume.

                                  Three Months Ended March 31,
                                         1999 vs. 1998
                                      Increase (decrease)
                                  ----------------------------
                                       Due to
                                  -----------------
                                  Rate       Volume      Total
                                  ----------------------------
                                         (In Thousands)

Interest and dividend income:

Loans, net                        ($38)      $ 238       $ 200
Investments                        (39)        (36)        (75)
Other earning assets               (21)        (50)        (71)
                                  ----------------------------
Total                              (98)        152          54
                                  ----------------------------

Interest expense:

Deposits                           (13)         61          48
Borrowed funds                     (17)       (103)       (120)
                                  ----------------------------
Total                              (30)        (42)        (72)
                                  ----------------------------

Change in net interest income     ($68)      $ 194       $ 126
                                  ============================

                                   Six Months Ended March 31,
                                         1999 vs. 1998
                                      Increase (decrease)
                                   --------------------------
                                       Due to
                                  -----------------
                                  Rate       Volume      Total
                                  ----------------------------
                                         (In Thousands)

Interest and dividend income:

Loans, net                         ($51)     $ 378       $ 327
Investments                         (78)      (132)       (210)
Other earning assets                (18)       (40)        (58)
                                  ----------------------------
Total                              (147)       206          59
                                  ----------------------------

Interest expense:

Deposits                            (71)       160          89
Borrowed funds                      (35)      (203)       (238)
                                  ----------------------------
Total                              (106)       (43)       (149)
                                  ----------------------------

Change in net interest income      ($41)     $ 249       $ 208
                                  ============================


Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 1999 and September 30, 1998.

      The Company's total assets increased by $9.1 million or 10.2% to $98.6 million at March 31, 1999 from $89.5 million at September 30, 1998. The net increase in total assets is primarily attributable to a $12.1 million increase in net loans, offset by a $3.2 million decrease in cash and cash equivalents. Total net loans increased by $12.1 million or 25.9% to $59.0 million or 59.9% of total assets at March 31, 1999 as compared to $46.9 million or 52.4% of total assets at September 30, 1998, due to the receipt of $3.4 million in net proceeds from the issuing of stock and the Company's continued emphasis on small business lending and a favorable interest rate environment. Investment securities held by the Company decreased by $453,000 or 1.5% to $30.6 million at March 31, 1999 from $31.0 million at September 30, 1998. This decrease is primarily due to normal principal paydowns of mortgaged-backed and asset-backed securities.

      Total deposits increased by $6.0 million or 9.3% to $70.3 million at March 31, 1999 from $64.3 million at September 30, 1998. This increase was the result of the opening of the Chelsea branch and ordinary deposit growth. Total Federal Home Loan Bank of Boston ("FHLB") advances decreased by $576,000 or 3.2% to $17.6 million at March 31, 1999 from $18.2 million at September 30, 1998. Total equity increased by $3.6 million or 55.2% to $10.1 million at March 31, 1999 from $6.5 million at September 30, 1998 as a result of $3.4 million raised from the sale of stock, an increase of $63,000 in the net unrealized gain on securities and net income of $158,000.

Comparison of the Operating Results for the Three Months ended March 31, 1999 and 1998.

Net Income. The Company's net income for the three months ended March 31, 1999 was $92,000 as compared to $68,000 for the three months ended March 31, 1998. This $24,000 or 35.3% increase in net income during the period was the result of an increase of $54,000 in interest and dividend income, an increase of $18,000 in other income, a decrease of $72,000 in interest expense and a decrease in provision for loan losses of $29,000, offset by an increase of $137,000 in operating expenses and an increase in provisions for income taxes of $12,000. The Company's continued expansion of its lending activities accounted for the increase in interest income, while its operating expenses increased due to the Company's planned expenditures in human and technological resources, including increased staffing and non-recurring start-up expenses associated with the Bank's new branch office in Chelsea, Massachusetts. The return on average assets for the three months ended March 31, 1999 was .38% compared to .30% for the three months ended March 31, 1998.

Net Interest and Dividend Income. The Company's net interest and dividend income for the three months ended March 31, 1999 increased $126,000 or 17.6% to $843,000 from $717,000 for the three months ended March 31, 1998. The increase can be attributed to a combination of the $54,000 increase in interest and dividend income and a $72,000 decrease in interest expense on deposits and borrowed funds due to lower interest rates and maturing FHLB advances.

      The average yield on interest-earning assets decreased 19 basis points to 7.37% for the three months ended March 31, 1999 from 7.56 % for the three months ended March 31, 1998, while the average cost on interest-bearing liabilities decreased by 29 basis points to 4.22% for the three months ended March 31, 1999 from 4.51% for the three months ended March 31, 1998. As a result of the Company's strategy to restructure the balance sheet by expanding its small business lending activities in order to increase interest rate spread, the interest rate spread increased to 3.15% for the three months ended March 31, 1999 from 3.05% for the three months ended March 31, 1998 and the net interest margin improved from 3.31% to 3.67% during this period.

Interest and Dividend Income. Total interest and dividend income increased by $54,000 or 3.3% to $1.7 million for the three months ended March 31, 1999 from $1.6 million for the three months ended March 31, 1998. The increase in interest and dividend income was a result of a higher level of loans and a greater mix of higher yielding commercial and commercial real estate loans, partially offset by a decline in the average balance of investment securities and lower yields on investment securities. The average balance of net loans for the three months ended March 31, 1999 was $56.0 million compared to $44.5 million for the three months ended March 31, 1998. The average yield on net loans was 8.14% for the three months ended March 31, 1999 compared to 8.44% for the three months ended March 31, 1998, reflecting a general decline in interest rates. The average balance of investment securities for the three months ended March 31, 1999 was $31.6 million compared to $33.7 million for the three months ended March 31, 1998. The average yield on investment securities was 6.44% for the three months ended March 31, 1999 compared to 6.92% for the three months ended March 31, 1998.

Interest Expense. Interest expense decreased by $72,000 or 7.8 % to $848,000 for the three months ended March 31, 1999 from $920,000 for the three months ended March 31, 1998. Interest expense decreased primarily as a result of a decrease in interest rates paid on FHLB borrowings and deposit accounts and a significant decline in the level of FHLB advances during the periods. Average interest-bearing deposits increased by $6.1 million or 10.9% to $62.5 million for the three months ended March 31, 1999. Deposit balances have increased as a result of offering free checking products, certificate of deposit products with competitive rates and new deposits attributable to the new Chelsea branch. Accordingly, interest expense on deposits increased $48,000 or 8.5% to $610,000 for the three months ended March 31, 1999 compared to $562,000 for the three months ended March 31, 1998. Interest expense on advances from the FHLB decreased $120,000 or 33.5% to $238,000 for the three months ended March 31, 1999 from $358,000 for the three months ended March 31, 1998. This is attributable to a decline in the rates paid on such advances, and the payment of such advances as they matured.

Provision for Loan Losses. The allowance for loan losses is maintained through the provision for loan losses which is a charge to operations. The provision reflects management's assessment of potential losses and is based on a review of the risk characteristics as well as the growth of the loan portfolio. The Bank considers many factors in determining the level of the provision for loan losses. Collateral value on a loan by loan basis, trends of loan delinquencies, risk classification identified in the Bank's regular review of individual loans, and economic conditions are major factors in establishing the provision. At March 31, 1999, the balance of the allowance for loan losses was $571,000 or .97% of total loans versus $528,000 or 1.13% of total loans at September 30, 1998. As the Bank continues to expand its small business lending, additional increases to the provision are likely.

      Noninterest Income. Total noninterest income increased by $18,000 or 22.0% to $100,000 for the three months ended March 31, 1999 from $82,000 for the three months ended March 31, 1998. The increase was primarily the result of increased fees on transactional deposit accounts and serviced loans. The Company anticipates increases to noninterest income as it continues to expand the volume of its deposit relationships. It is also the Company's goal to increase its level of noninterest income by expanding its delivery systems to include PC banking, debit cards and additional ATMs and by continually considering additional sources of revenue. In this regard, the Company began offering various investment products through a relationship with a third-party broker-dealer during the second quarter of its current fiscal year.

Noninterest Expense. Noninterest expense increased by $137,000 or 21.4% to $776,000 for the three months ended March 31, 1999 from $639,000 for the three months ended March 31, 1998. The increase resulted primarily from planned expenditures in human and technological resources, including increased staffing and non-recurring start up expenses associated with the opening of the Chelsea branch. Salaries and employee benefits, the largest component of noninterest expense was $400,000 for the three months ended March 31, 1999 as compared to $318,000 for the three months ended March 31, 1998, an increase of $82,000 or 25.8%. This increase was primarily associated with an increase of full time employees to staff the Bank's new branch in Chelsea, commercial lending and operations departments.
Occupancy and equipment expense increased by $49,000 or 53.8% to $140,000 for the three months ended March 31, 1999 as compared to $91,000 for the three months ended March 31, 1998, with the increase primarily related to additional space utilized for certain administrative functions and the opening of the Company's new Chelsea branch. Other increases were incurred in the areas of equipment, data processing and advertising services, primarily related to the expansion of the Company's product lines and additional services, including PC banking and debit cards, and the opening
of the Chelsea branch.   Annual operating expenses are also expected to
increase in future periods due to the increased cost of operating an additional branch location and as a stock institution, including the adoption of additional stock based employee benefit plans.

Income Taxes. The net provision for income taxes amounted to $53,000 for the three months ended March 31, 1999 as compared to $41,000 for the three months ended March 31, 1998, resulting in effective tax rate of 36.6% and 37.6%, respectively. The effective tax rate reflects the Company's utilization of a securities investment subsidiary to substantially reduce state income taxes.

Comparison of the Operating Results for the Six Months ended March 31, 1999 and 1998.

Net Income. The Company's net income for the six months ended March 31, 1999 was $158,000 as compared to $122,000 for the six months ended March 31, 1998. This $36,000 or 29.5% increase in net income during the period was the result of an increase of $59,000 in interest and dividend income, an increase of $56,000 in other income, a decrease of $149,000 in interest expense and a decrease in provision for loan losses of $78,000, offset by an increase of $290,000 in operating expenses. The Company's continued expansion of its lending activities accounted for the increase in interest income, while its operating expenses increased due to the Company's planned expenditures in human and technological resources, including increased staffing and non-recurring start-up expenses associated with the Bank's new branch office in Chelsea, Massachusetts. The return on average assets for the six months ended March 31, 1999 was .34% compared to .27% for the six months ended March 31, 1998.

Net Interest and Dividend Income. The Company's net interest and dividend income for the six months ended March 31, 1999 increased $208,000 or 15.0% to $1.6 million from $1.4 million for the six months ended March 31, 1998. The increase can be attributed to a combination of the $59,000 increase in interest and dividend income and a $149,000 decrease in interest expense on deposits and borrowed funds due to lower interest rates and maturing FHLB advances.

      The average yield on interest-earning assets decreased 18 basis points to 7.41% for the six months ended March 31, 1999 from 7.59 % for the six months ended March 31, 1998, while the average cost on interest-bearing liabilities decreased by 42 basis points to 4.21% for the six months ended March 31, 1999 from 4.63% for the six months ended March 31, 1998. As a result of the Company's strategy to restructure the balance sheet by expanding its small business lending activities in order to increase interest rate spread, the interest rate spread increased to 3.20% for the six months ended March 31, 1999 from 2.96% for the six months ended March 31, 1998 and the net interest margin improved from 3.25% to 3.58% during this period.

Interest and Dividend Income. Total interest and dividend income increased by $59,000 or 1.8% to $3.3 million for the six months ended March 31, 1999 from $3.2 million for the six months ended March 31, 1998. The increase in interest and dividend income was a result of a higher level of loans and a greater mix of higher yielding commercial and commercial real estate loans, partially offset by a decline in the average balance of investment securities and lower yields on investment securities. The average balance of net loans for the six months ended March 31, 1999 was $53.1 million compared to $44.1 million for the six months ended March 31, 1998. The average yield on net loans was 8.21% for the six months ended March 31, 1999 compared to 8.42% for the six months ended March 31, 1998, reflecting a general decline in interest rates. The average balance of investment securities for the six months ended March 31, 1999 was $31.5 million compared to $35.4 million for the six months ended March 31, 1998. The average yield on investment securities was 6.49% for the six months ended March 31, 1999 compared to 6.96% for the six months ended March 31, 1998.

Interest Expense. Interest expense decreased by $149,000 or 8.0 % to $1.7 million for the six months ended March 31, 1999 from $1.9 million for the six months ended March 31, 1998. Interest expense decreased primarily as a result of a decrease in interest rates paid on FHLB borrowings and deposit accounts and a significant decline in the level of FHLB advances during the periods. Average interest-bearing deposits increased by $8.1 million or 14.6% to $63.3 million for the six months ended March 31, 1999. Deposit balances have increased as a result of offering free checking products, certificate of deposit products with competitive rates and new deposits attributable to the new Chelsea branch. Accordingly, interest expense on deposits increased $89,000 or 7.9% to $1.2 million for the six months ended March 31, 1999 compared to $1.1 million for the six months ended March 31, 1998. Interest expense on advances from the FHLB decreased $238,000 or 32.5% to $494,000 for the six months ended March 31, 1999 from $732,000 for the six months ended March 31, 1998. This is attributable to a decline in the rates paid on such advances, and the payment of such advances as they matured.

Provision for Loan Losses. The allowance for loan losses is maintained through the provision for loan losses which is a charge to operations. The provision reflects management's assessment of potential losses and is based on a review of the risk characteristics as well as the growth of the loan portfolio. The Bank considers many factors in determining the level of the provision for loan losses. Collateral value on a loan by loan basis, trends of loan delinquencies, risk classification identified in the Bank's regular review of individual loans, and economic conditions are major factors in establishing the provision. The provision for loan losses for the six months ended March 31, 1999 decreased by $78,000 or 63.4% to $45,000 from $123,000 for the six months ended March 31, 1998. At March 31, 1999, the balance of the allowance for loan losses was $571,000 or .97% of total loans. As the Bank continues to expand its small business lending, additional increases to the provision are likely.

Noninterest Income. Total noninterest income increased by $56,000 or 36.1% to $211,000 for the six months ended March 31, 1999 from $155,000 for the six months ended March 31, 1998. The increase was primarily the result of increased fees on transactional deposit accounts and serviced loans. The Company anticipates increases to noninterest income as it continues to expand the volume of its deposit relationships. It is also the Company's goal to increase its level of noninterest income by expanding its delivery systems to include PC banking, debit cards and additional ATMs and by continually considering additional sources of revenue. In this regard, the Company began offering various investment products through a relationship with a third-party broker-dealer during the second quarter of its current fiscal year.

Noninterest Expense. Noninterest expense increased by $290,000 or 23.7% to $1.5 million for the six months ended March 31, 1999 from $1.2 million for the six months ended March 31, 1998. The increase resulted primarily from planned expenditures in human and technological resources, including increased staffing and non-recurring start up expenses associated with the opening of the Chelsea branch. Salaries and employee benefits, the largest component of noninterest expense was $752,000 for the six months ended March 31, 1999 as compared to $614,000 for the six months ended March 31, 1998, an increase of $138,000 or 22.5%. This increase was primarily associated with an increase of full time employees to staff the Bank's new branch in Chelsea, commercial lending and operations departments.
Occupancy and equipment expense increased by $64,000 or 36.2% to $241,000 for the six months ended March 31, 1999 as compared to $177,000 for the six months ended March 31, 1998, with the increase primarily related to additional space utilized for certain administrative functions and the opening of the Company's new Chelsea branch. Other increases were incurred in the areas of equipment, data processing and advertising services, primarily related to the expansion of the Company's product lines and additional services, including PC banking and debit cards, and the opening
of the Chelsea branch.   Annual operating expenses are also expected to
increase in future periods due to the increased cost of operating an additional branch location and as a stock institution, including the adoption of additional stock based employee benefit plans.

Income Taxes. The net provision for income taxes amounted to $91,000 for the six months ended March 31, 1999 as compared to $75,000 for the six months ended March 31, 1998, resulting in effective tax rate of 36.5% and 38.1%, respectively. The effective tax rate reflects the Company's utilization of a securities investment subsidiary to substantially reduce state income taxes.

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

      The Company is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratio at March 31, 1999 was 7.42%.

      Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Company believes it could borrow additional funds from the FHLB. At March 31, 1999, the Company had borrowings of $17.6 million.

      At March 31, 1999, the Company had $3.8 million in outstanding commitments to originate loans. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less totaled $27.4 million at March 31, 1999. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      The Company expects to incur additional costs associated with the Chelsea branch office and the main office, including costs associated with the potential installation of an ATM and additional renovation costs. Management anticipates that it will have sufficient funds available to meet its planned capital expenditures throughout 1999.

      At March 31, 1999, the Company and the Bank exceeded all of their regulatory capital requirements.

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

      In order to address the Year 2000 issue and to minimize its potential adverse impact, management has begun a process to identify areas that will be affected by the Year 2000 Problem, assess its potential impact on the operations of the Company, monitor the progress of third party software vendors in addressing the matter, test changes provided by these vendors, and develop contingency plans for any critical systems which are not effectively reprogrammed. A committee of senior officers of the Company has been formed to evaluate the effects that the upcoming Year 2000 could have on computer programs utilized by the Company. The Company's plan is divided into the five phases: (1) awareness - define the problem, obtain executive level support and develop an overall strategy; (2) assessment - identify all systems and the criticality of the systems; (3) renovation - program enhancements, hardware and software upgrades, system replacements, and vendor certifications; (4) validation - test and verify system changes and coordinate with outside parties; and (5) implementation - components certified as Year 2000 compliant and moved to production. As of March 31, 1999, the Company has completed the first four phases and is working with third parties to complete the implementation phase. This phase is expected to be completed by June 30, 1999. The Company believes that its internal systems and equipment are Year 2000 compliant.

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

      The Company carefully considers the Year 2000 readiness of its potential commercial borrowers in the lending process. Commencing in September 1998, each potential new commercial borrower was required to enter into a Year 2000 agreement with the Company certifying that the borrower is or will shortly be Year 2000 compliant. Moreover, the failure to be Year 2000 compliant constitutes a default under the terms of new loan agreements with commercial borrowers. In addition, in April 1998, the Company sent letters to all of its commercial borrowers asking them to certify that they will be Year 2000 compliant by March 31, 1999. Follow up letters have been sent to all commercial borrowers who have failed to respond to the Company's Year 2000 inquiries.

      Monitoring and managing the year 2000 project will result in additional direct and indirect costs to the Company. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. The Company has spent approximately $30,000 on Year 2000 related costs to date and estimates that it will spend an additional $17,000 for Year 2000 compliance. Both direct and indirect costs of addressing the Year 2000 Problem will be charged to earnings as incurred. The Company does not believe that such costs will have a material effect on results of operations. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company. Although no independent analysis of the Company's potential exposure has been obtained, the Company believes it has no exposure to contingencies related to the Year 2000 Problem for the products it has sold. The Company's network consultant, EOS Systems, Inc., has examined the hardware and software used by the Company and has certified that such hardware and software is Year 2000 compliant.

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


                     RFS BANCORP, INC. and SUBSIDIARIES
                         Part II - Other Information
                               March 31, 1999

PART II - OTHER INFORMATION

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

                                       RFS BANCORP, INC.

Date: May 13, 1999                     By: /s/ James J. McCarthy
      ------------------------             ---------------------
                                               James J. McCarthy
                                               President and Chief
                                               Executive Officer

Date: May 13, 1999                     By: /s/ Anthony J. Patti
      ------------------------             ---------------------
                                               Anthony J. Patti
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (principal accounting officer)