Form 10QSB
period 1999-06-30
RFS BANCORP INC
filed 1999-08-13
CIK 1069545

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

 X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended June 30, 1999

                                     OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ To ___________

                       Commission file number 0-25047

                              RFS BANCORP, INC.
           (Exact name of registrant as specified in its charter)

          UNITED STATES                                      04-3449818
---------------------------------                        -------------------
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                        Identification No.)

              310 BROADWAY
         REVERE, MASSACHUSETTS                                  02151
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code         (781) 284-7777
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

As of June 30, 1999, 933,523 shares of the registrant's common stock were outstanding.


                      RFS BANCORP, INC. and SUBSIDIARY

                                    INDEX

PART I    FINANCIAL INFORMATION                                     Page
          ---------------------                                     ----

Item 1    Consolidated Financial Statements:

          Consolidated Balance Sheets - June 30, 1999
           and September 30, 1998                                     1

          Consolidated Statements of Income - Three Months
           Ended June 30, 1999 and 1998                               2

          Consolidated Statements of Income - Nine Months
           Ended June 30, 1999 and 1998                               3

          Consolidated Statements of Changes in Stockholders'
           Equity-Nine Months Ended June 30, 1999 and 1998            4

          Consolidated Statements of Cash Flows - Nine Months
           Ended June 30, 1999 and 1998                               5

          Notes to Unaudited Consolidated Financial Statements -
           June 30, 1999                                              6

Item 2    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       12


PART II   OTHER INFORMATION
          -----------------

Item 4    Submission of Matters to Vote of Security holders          28

Item 6    Exhibits and Reports on Form 8-K                           28


          SIGNATURES                                                 29
          ----------


                      RFS BANCORP, INC. and SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                           (DOLLARS IN THOUSANDS)


                                                     June 30, 1999    September 30, 1998
                                                     -------------    ------------------
                                                                 (Unaudited)

ASSETS
------
  Cash and due from banks                              $  2,003             $ 1,195
  Federal funds sold                                      2,117               6,735
                                                       ----------------------------
      Total cash and cash equivalents                     4,120               7,930
  Securities available for sale, at fair value            5,808                 896
  Securities held to maturity, at amortized cost         27,262              30,110
  Federal Home Loan Bank stock, at cost                   1,517               1,517
  Loans, net of allowance for loan losses of
   $593 and $528, respectively                           65,070              46,852
  Bank premises and equipment, net                        1,887               1,252
  Accrued interest receivable                               645                 519
  Other assets                                              328                 392
                                                       ----------------------------

      Total assets                                     $106,637             $89,468
                                                       ============================

LIABILITIES and STOCKHOLDERS' EQUITY
------------------------------------
  Deposits                                             $ 72,590             $64,327
  Federal Home Loan Bank borrowings                      23,334              18,204
  Mortgagors' escrow accounts                               247                 157
  Accrued expenses and other liabilities                    350                 296
                                                       ----------------------------
      Total liabilities                                  96,521              82,984
                                                       ----------------------------

  Stockholders' equity:
    Common stock $.01 par value, 5,000,000 shares
     authorized, 933,523 shares issued                        9                  --
    Additional paid-in capital                            3,698                  --
    Retained earnings                                     6,245               5,971
    Accumulated other comprehensive income                  515                 513
    Unallocated ESOP shares                                (351)                 --
                                                       ----------------------------

      Total stockholders' equity                         10,116               6,484
                                                       ----------------------------

      Total liabilities and stockholders' equity       $106,637             $89,468
                                                       ============================



                      RFS BANCORP, INC. and SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                           Three Months Ended
                                                     ------------------------------
                                                     June 30, 1999    June 30, 1998
                                                     -------------    -------------
                                                               (Unaudited)

Interest and dividend income:
  Interest and fees on loans                             $1,262           $  976
  Interest and dividends on securities                      486              596
  Other interest                                             32               71
                                                         -----------------------
      Total interest and dividend income                  1,780            1,643
                                                         -----------------------

Interest expense:
  Deposits                                                  601              568
  Federal Home Loan Bank borrowings                         276              323
                                                         -----------------------
      Total interest expense                                877              891
                                                         -----------------------

Net interest and dividend income                            903              752

Provision for loan losses                                    27               51
                                                         -----------------------

Net interest and dividend income, after provision
 for loan losses                                            876              701
                                                         -----------------------

Other income:
  Loan servicing fees                                        14               17
  Deposit account fees                                       45               38
  Gain (loss) on sales of mortgage loans, net                36               (9)
  Other income                                               36               28
                                                         -----------------------
      Total other income                                    131               74
                                                         -----------------------

Operating expenses:
  Salaries and employees benefits                           456              326
  Occupancy and equipment expenses                          125               85
  Professional services                                      92               80
  Data processing expenses                                   54               42
  Other expenses                                            109              107
                                                         -----------------------
      Total operating expenses                              836              640
                                                         -----------------------

Income before income taxes                                  171              135

Provision for income taxes                                   55               50
                                                         -----------------------

Net income                                               $  116           $   85
                                                         =======================

Earnings per share (annualized)                          $ 0.50              N/A

Weighted average shares outstanding                         934              N/A



                      RFS BANCORP, INC. and SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                           Nine Months Ended
                                                     ------------------------------
                                                     June 30, 1999    June 30, 1998
                                                     -------------    -------------
                                                               (Unaudited)


Interest and dividend income:
  Interest and fees on loans                             $3,444           $2,830
  Interest and dividends on securities                    1,507            1,827
  Other interest                                            138              234
                                                         -----------------------
      Total interest and dividend income                  5,089            4,891
                                                         -----------------------

Interest expense:
  Deposits                                                1,816            1,693
  Federal Home Loan Bank borrowings                         770            1,055
                                                         -----------------------
      Total interest expense                              2,586            2,748
                                                         -----------------------

Net interest and dividend income                          2,503            2,143

Provision for loan losses                                    72              174
                                                         -----------------------

Net interest and dividend income, after provision
 for loan losses                                          2,431            1,969
                                                         -----------------------

Other income:
  Loan servicing fees                                        60               57
  Deposit account fees                                      127              103
  Gain (loss) on sales of mortgage loans, net                37              (13)
  Other income                                              118               83
                                                         -----------------------
      Total other income                                    342              230
                                                         -----------------------

Operating expenses:
  Salaries and employees benefits                         1,209              941
  Occupancy and equipment expenses                          367              261
  Professional services                                     252              245
  Data processing expenses                                  158              112
  Other expenses                                            367              307
                                                         -----------------------
      Total operating expenses                            2,353            1,866
                                                         -----------------------

Income before income taxes                                  420              333

Provision for income taxes                                  146              125
                                                         -----------------------

Net income                                               $  274           $  208
                                                         =======================

Earnings per share (annualized)                          $ 0.39              N/A

Weighted average shares outstanding                         934              N/A



                      RFS BANCORP, INC. and SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                               (In Thousands)
                                 (unaudited)


                                                                        Accumulated
                                             Additional                    Other                                Total
                                   Common     Paid-in      Retained    Comprehensive    Unallocated ESOP    Stockholders'
                                    Stock     Capital      Earnings        Income            Shares             Equity
                                   --------------------------------------------------------------------------------------

Balance at September 30, 1998      $ --        $   --       $5,971         $513              $  --             $ 6,484

Comprehensive income:
  Net income                         --            --          274           --                 --                  --
  Change in unrealized holding
   gain on securities available
   for sale, net of taxes            --            --           --            2                 --                  --
    Comprehensive income                                                                                           276

Net proceeds from common
 stock issued pursuant to IPO         9         3,698           --           --                 --               3,707
Unallocated ESOP shares                                                                       (351)               (351)
                                   -----------------------------------------------------------------------------------
Balance at June 30, 1999           $  9        $3,698       $6,245         $515              $(351)            $10,116
                                   ===================================================================================

Balance at September 30, 1997      $ --        $   --       $5,681         $358              $  --             $ 6,039
Comprehensive income:
  Net income                         --            --          208           --                 --                  --
  Change in unrealized holding
   gain on securities available
   for sale, net of taxes            --            --           --          121                 --                  --
  Comprehensive income                                                                                             329
                                   -----------------------------------------------------------------------------------
Balance at June 30, 1998           $ --        $   --       $5,889         $479              $  --             $ 6,368
                                   ===================================================================================



                      RFS BANCORP, INC. and SUBSIDIARY
                    Consolidated Statements of Cash Flows
                               (In Thousands)


                                                        Nine Months      Nine Months
                                                          Ended            Ended
                                                       June 30, 1999    June 30, 1998
                                                       -------------------------------
                                                                 (unaudited)

Cash flows from operating activities:

Net income                                                $    274         $    208
Adjustments to reconcile net income to net cash
 provided by operating activities:

Provision for loan losses                                       72              174
(Gain) loss on sale of mortgage loans                            7               13
Amortization, net of accretion, of securities                   55               26
Depreciation                                                   164              113
(Increase) decrease in interest receivable                    (126)              62
(Increase) decrease  in other assets                            64             (229)
Increase (decrease) in accrued expenses
 and other liabilities                                          41             (164)
Change in deferred loan origination fees, net                   13               (2)
                                                          -------------------------

Net cash provided by operating activities                      564              201
                                                          -------------------------

Cash flows from investing activities:
  Purchase of Federal Home Loan Bank Stock                      --             (112)
  Purchases of held-to-maturity securities                  (4,021)          (5,500)
  Purchase of available-for-sale securities                 (4,908)               0
  Proceeds from maturities, h-t-m securities                 6,825           12,331
  Net increase in loans, net                               (23,417)         (11,772)
  Proceeds from sale of loans                                5,107            5,948
  Purchases of banking premises and equipment                 (799)            (133)
                                                          -------------------------

Net cash provided by (used in) investing activities        (21,213)             762
                                                          -------------------------

Cash flows from financing activities:
  Net increase in deposits                                   8,263            7,520
  Proceeds from FHLB advances                                6,000           12,500
  Repayment of advances from FHLB                             (870)         (18,320)
  Net increase in mortgagors' escrow accounts                   90                2
  Net proceeds from common stock issued
   pursuant to initial public offering                       3,707               --
  Payments to acquire common stock for ESOP                   (351)              --
                                                          -------------------------

Net cash provided by financing activities                   16,839            1,702
                                                          -------------------------

Net change in cash and cash equivalents                     (3,810)           2,665

Cash and cash equivalents at beginning of period             7,930            1,832
                                                          -------------------------

Cash and cash equivalents at end of period                $  4,120         $  4,497
                                                          =========================

Supplemental cash flow information:
  Interest paid on deposits                               $  1,814         $  1,695
  Interest paid on FHLB borrowings                        $    770         $  1,055
  Income taxes paid                                       $    157         $    324



                      RFS BANCORP, INC. and SUBSIDIARY
                       Part I - Financial Information
                       Item 1 - Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                                June 30, 1999

1)  Basis of Presentation and Consolidation

The unaudited consolidated interim financial statements of RFS Bancorp, Inc. and Subsidiaries ("RFS Bancorp" or the "Company") presented herein should be read in conjunction with the consolidated financial statements for the year ended September 30, 1998, included in the Annual Report on Form 10-KSB of RFS Bancorp, Inc., the holding company for Revere Federal Savings Bank (the "Bank"). The operating results for the period ended June 30, 1999 are those of the Company and Bank. The Company had not issued any stock and had not conducted any business until December 18, 1998 when RFS Bancorp became the Bank's holding company in connection with the Bank's reorganization from the mutual savings association to a Federal mutual holding company structure. Operating results prior to December 18, 1998 include only the Bank and not the Company.

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

2)  Commitments and Contingencies

At June 30, 1999, the Bank had outstanding commitments to originate loans amounting to approximately $5.1 million, unused construction advances amounting to approximately $1.4 million and unused lines of credit amounting to approximately $1.1 million for commercial loans and $3.1 million for home equity loans.

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

4)  Earnings Per Share

Earnings per share for the three months ended June 30, 1999 (annualized) was $.50. Earnings per share for the nine months ended June 30, 1999
(annualized) was $.39. Earnings per share data is not presented for the three and nine months ended June 30, 1998 since there were no outstanding shares of common stock until the reorganization on December 18, 1998.

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

6)  Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values are as follows:


                                      June 30, 1999        September 30, 1998
                                  --------------------    --------------------
                                  Amortized     Fair      Amortized     Fair
                                     Cost       Value         Cost      Value
                                  --------------------------------------------
                                                 (In Thousands)

Securities Available for Sale:
  Mortgage-backed securities       $ 4,896     $ 4,761     $     0     $     0
  Marketable equity securities          24       1,047          24         896
      Total                        $ 4,920     $ 5,808     $    24     $   896

Securities held to maturity:
  U.S. Government & Federal
   Agency Obligations              $ 4,000     $ 3,808     $ 5,000     $ 5,031
  Mortgage-backed securities        19,807      19,607      20,164      20,640
  Asset-backed securities            3,455       3,417       4,946       4,976
      Total                        $27,262     $26,832     $30,110     $30,647


7)  Loans

The following table presents selected data relating to the composition of the Company's loan portfolio by type of loan on the dates indicated.


                                       June 30, 1999      September 30, 1998
                                    ------------------    ------------------
                                    Amount     Percent    Amount     Percent
                                    ----------------------------------------
                                             (DOLLARS IN THOUSANDS)

Resident mortgage loans             $42,923     65.3%     $34,475     73.0%
Commercial real estate loans          9,104     13.8        3,969      8.4
Construction and land loans           3,042      4.6        1,885      4.0
Commercial loans                      6,181      9.4        2,724      5.8
Consumer loans                        1,155      1.8        1,091      2.3
Home equity loans                     3,331      5.1        3,061      6.5
                                    -------               -------
      Total loans                    65,736    100.0%      47,205    100.0%

Loans held for sale                       0                   235
Less :
  Deferred loan origination fees         73                    60
  Allowance for loan losses             593                   528
                                    -------               -------
      Total Loans, net              $65,070               $46,852
                                    =======               =======


8)  Allowance for Loan Losses

The following table analyzes activity in the Company's allowance for loan losses for the periods indicated.


                                                              Nine             Nine
                                                         Months Ended     Months Ended
                                                         June 30, 1999    June 30, 1998
                                                         -------------    -------------
                                                             (Dollars in Thousands)

Average loans, net                                          $55,790          $44,477
                                                            ========================
Period-end gross loans                                      $65,736          $47,391
                                                            ========================

Allowance for loan losses at beginning of period            $   528          $   377
Provision for loan losses                                        72              174
Plus recoveries                                                   2               --
Loans charged-off                                                 9               45
                                                            ------------------------
Allowance for loan losses at end of period                  $   593          $   506
                                                            ========================

Non-performing loans                                        $   173          $   144
                                                            ========================
Ratios:
  Allowance for loan losses to period-end gross loans           .90%            1.07%
  Allowance for loan losses to non-performing loans           342.8%           351.4%


9)  Deposits and Borrowed Funds

The following tables set forth the various types of deposit accounts at the Company and the balances in these accounts as well as the borrowings of the Company at the dates indicated.


                                 June 30, 1999      September 30, 1998
                              ------------------    ------------------
                              Amount     Percent    Amount     Percent
                              ----------------------------------------
                                       (DOLLARS IN THOUSANDS)

Deposits:
  Savings accounts            $16,760     23.1%     $16,668     25.9%
  NOW checking                  6,955      9.6        5,345      8.3
  Demand deposits               5,618      7.7        2,823      4.4
  Money market accounts         2,459      3.4        1,883      2.9
  Certificates of deposit      40,798     56.2       37,608     58.5
                              -------               -------

      Total deposits          $72,590    100.0%     $64,327    100.0%
                              =======               =======

Borrowed funds:
  Advances from FHLB          $23,334               $18,204
  Other borrowed funds             --                    --
                              -------               -------

      Total borrowed funds    $23,334               $18,204
                              =======               =======



                      RFS BANCORP, INC. and SUBSIDIARY
                       Part I - Financial Information
     Item 2 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                                June 30, 1999

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


                                              Three Months Ended June 30, 1999    Three Months Ended June 30, 1998
                                              --------------------------------    --------------------------------
                                                           Interest                            Interest
                                              Average      Income/     Yield/     Average      Income/     Yield/
                                              Balance      Expense     Rate       Balance      Expense     Rate
                                              --------------------------------------------------------------------
                                                                     (Dollars in Thousands)

INTEREST-EARNING ASSETS:

Total loans, net                              $ 60,918     $1,262        8.29%    $45,499      $  976        8.58%
Investments                                     29,710        486        6.54%     33,899         596        7.03%
Other earning assets                             2,866         32        4.47%      5,593          71        5.08%
                                              -------------------                 -------------------

Total interest-earning assets                   93,494      1,780        7.62%     84,991       1,643        7.73%
                                                           ------                              ------

Cash and due from banks                          1,133                                589
Other assets                                     6,409                              4,162
                                              --------                            -------

Total assets                                  $101,036                            $89,742
                                              ========                            =======

INTEREST-BEARING LIABILITIES:

Passbook & Statement Savings                  $ 16,703         54        1.29%    $15,608          52        1.33%
NOW's and MMA's                                  9,126         32        1.40%      6,462          27        1.67%
Certificate of deposits                         40,143        515        5.12%     35,836         489        5.46%
                                              -------------------                 -------------------

Total interest-bearing deposits                 65,972        601        3.64%     57,906         568        3.92%

FHLB borrowings                                 20,021        276        5.51%     22,746         323        5.68%
                                              -------------------                 -------------------

Total interest-bearing liabilities              85,993        877        4.07%     80,652         891        4.42%
                                                           ------                              ------
Demand deposit accounts                          4,822                              2,499
Other liabilities                                  693                                324
                                              --------                            -------

Total liabilities                               91,508                             83,475

Stockholders' equity                             9,528                              6,267
                                              --------                            -------

Total liabilities and stockholders' equity    $101,036                            $89,742
                                              ========                            =======

Net interest income                                        $  904                              $  752
                                                           ======                              ======

Interest rate spread                                                     3.55%                               3.31%

Net interest margin                                                      3.87%                               3.54%

Interest-earning assets/interest-bearing
 liabilities                                                           108.72%                             105.38%


                                              Nine Months Ended June 30, 1999     Nine Months Ended June 30, 1998
                                              -------------------------------     -------------------------------
                                                           Interest                            Interest
                                              Average      Income/     Yield      Average      Income/     Yield
                                              Balance      Expense     Rate       Balance      Expense     Rate
                                              -------------------------------------------------------------------
                                                                     (Dollars in Thousands)

INTEREST-EARNING ASSETS:
Total loans, net                              $55,790      $3,444        8.23%    $44,477      $2,830       8.48%
Investments                                    30,191       1,507        6.66%     34,964       1,827       6.97%
Other earning assets                            4,079         138        4.51%      5,841         234       5.34%
                                              -------------------                 -------------------

Total interest-earning assets                  90,060       5,089        7.53%     85,282       4,891       7.65%
                                                           ------                              ------

Cash and due from banks                           924                                 546
Other assets                                    5,537                               3,486
                                              -------                             -------

Total assets                                  $96,521                             $89,314
                                              =======                             =======

INTEREST-BEARING LIABILITIES:

Passbook & Statement Savings                  $16,702         174        1.39%    $14,892         142       1.27%
NOW's and MMA's                                 8,438          90        1.42%      5,745          69       1.60%
Certificate of deposits                        39,059       1,552        5.30%     35,203       1,482       5.61%
                                              -------------------                 -------------------

Total interest-bearing deposits                64,199       1,816        3.77%     55,840       1,693       4.04%
FHLB borrowings                                18,645         770        5.51%     24,343       1,055       5.78%
                                              -------------------                 -------------------

Total interest-bearing liabilities             82,844       2,586        4.16%     80,183       2,748       4.57%
                                                           ------                              ------

Demand deposit accounts                         4,336                               2,440
Other liabilities                                 495                                 363
                                              -------                             -------

Total liabilities                              87,675                              82,986

Stockholders' equity                            8,846                               6,328
                                              -------                             -------

Total liabilities and stockholders' equity    $96,521                             $89,314
                                              =======                             =======

Net interest income                                        $2,503                              $2,143
                                                           ======                              ======

Interest rate spread                                                     3.37%                              3.08%

Net interest margin                                                      3.71%                              3.35%

Interest-earning assets/interest-bearing liabilities                   108.71%                            106.36%


Rate/Volume Analysis

      The following tables set forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by old rate); (ii) changes in rates (change in rate multiplied by old volume). Changes in rate-volume (changes in rate multiplied by the changes in volume) are allocated between changes in rate and changes in volume.


                                 Three Months Ended June 30,
                                        1999 vs. 1998
                                     Increase (decrease)
                                 ---------------------------
                                      Due to
                                 ----------------
                                 Rate      Volume     Total
                                 ---------------------------
                                       (In Thousands)

Interest and dividend income:
  Loans, net                     $(39)     $ 325      $ 286
  Investments                     (39)       (71)      (110)
  Other earning assets             (6)       (33)       (39)
                                 --------------------------
    Total                         (84)       221        137
                                 --------------------------

Interest expense:
  Deposits                        (43)        76         33
  Borrowed funds                   (8)       (39)       (47)
                                 --------------------------
    Total                         (51)        37        (14)
                                 --------------------------

Change in net interest income    $(33)     $ 184      $ 151
                                 ==========================


                                 Nine Months Ended June 30,
                                        1999 vs. 1998
                                     Increase (decrease)
                                 ---------------------------
                                      Due to
                                 ----------------
                                 Rate      Volume     Total
                                 --------------------------
                                       (In Thousands)

Interest and dividend income:
  Loans, net                     $ (95)     $ 709      $ 614
  Investments                      (76)      (244)      (320)
  Other earning assets             (31)       (65)       (96)
    Total                         (202)       400        198

Interest expense:
  Deposits                        (122)       245        123
  Borrowed funds                   (44)      (241)      (285)
    Total                         (166)         4       (162)

Change in net interest income    $ (36)     $ 396      $ 360


Financial Condition and Results of Operations

Comparison of Financial Condition at June 30, 1999 and September 30, 1998.
      The Company's total assets increased by $17.2 million or 19.2% to $106.6 million at June 30, 1999 from $89.5 million at September 30, 1998. The net increase in total assets is primarily attributable to a $18.2 million increase in net loans, offset by a $3.8 million decrease in cash and cash equivalents. Total net loans increased by $18.2 million or 38.9% to $65.1 million or 61.0% of total assets at June 30, 1999 as compared to $46.9 million or 52.4% of total assets at September 30, 1998. This increase resulted from the receipt of $3.8 million in net proceeds from the issuing of stock, the Company's continued emphasis on small business lending and a favorable interest rate environment. Investment securities held by the Company increased by $2.1 million or 6.7% to $33.1 million at June 30, 1999 from $31.0 million at September 30, 1998. This increase is due primarily to the purchase of $5.0 million in mortgaged-backed securities and the scheduled principal paydowns of mortgaged-backed and asset-backed securities.

      Total deposits increased by $8.3 million or 12.9% to $72.6 million at June 30, 1999 from $64.3 million at September 30, 1998. This increase was the result of the opening of the Chelsea branch and ordinary deposit growth. Total Federal Home Loan Bank of Boston ("FHLB") advances increased by $5.1 million or 28.2% to $23.3 million at June 30, 1999 from $18.2 million at September 30, 1998. Total equity increased by $3.6 million or 56.0% to $10.1 million at June 30, 1999 from $6.5 million at September 30, 1998 as a result of $3.8 million raised from the sale of stock, an increase of $2,000 in the net unrealized gain on securities and net income of $274,000.

Comparison of the Operating Results for the Three Months ended June 30, 1999 and 1998.

Net Income. The Company's net income for the three months ended June 30, 1999 was $116,000 as compared to $85,000 for the three months ended June 30, 1998. This $31,000 or 36.5% increase in net income during the period was the result of an increase of $137,000 in interest and dividend income, an increase of $57,000 in other income, a decrease of $14,000 in interest expense and a decrease in provision for loan losses of $24,000, partially offset by an increase of $196,000 in operating expenses and an increase in provisions for income taxes of $5,000. The increase in other income was primarily the result of increased fees on transactional deposit accounts and serviced loans and the adoption of FASB 125 - Capitalization of Mortgage Servicing Rights. This adoption resulted in a one-time adjustment of $41,000. The Company's continued expansion of its lending activities accounted for the increase in interest and dividend income, while its operating expenses increased due to the Company's planned expenditures in human and technological resources, including increased staffing and non-recurring start-up expenses associated with the Bank's new branch office in Chelsea, Massachusetts. The return on average assets for the three months ended June 30, 1999 was .46% compared to .38% for the three months ended June 30, 1998.

Net Interest and Dividend Income. The Company's net interest and dividend income for the three months ended June 30, 1999 increased $151,000 or 20.1% to $903,000 from $752,000 for the three months ended June 30, 1998. The increase can be attributed to a combination of the $137,000 increase in interest and dividend income and a $14,000 decrease in interest expense on deposits and borrowed funds due to lower interest rates.

      The average yield on interest-earning assets decreased 11 basis points to 7.62% for the three months ended June 30, 1999 from 7.73 % for the three months ended June 30, 1998, while the average cost on interest-bearing liabilities decreased by 34 basis points to 4.07% for the three months ended June 30, 1999 from 4.41% for the three months ended June 30, 1998. As a result of the Company's strategy to restructure the balance sheet by expanding its small business lending activities in order to increase interest rate spread, the interest rate spread increased to 3.55% for the three months ended June 30, 1999 from 3.32% for the three months ended June 30, 1998 and the net interest margin improved from 3.54% to 3.87% during this period.

Interest and Dividend Income. Total interest and dividend income increased by $137,000 or 8.3% to $1.8 million for the three months ended June 30, 1999 from $1.6 million for the three months ended June 30, 1998. The increase in interest and dividend income was a result of a higher level of loans and a greater mix of higher yielding commercial and commercial real estate loans, partially offset by a decline in the average balance of investment securities and lower yields on investment securities. The average balance of net loans for the three months ended June 30, 1999 was $60.9 million compared to $45.5 million for the three months ended June 30, 1998. The average yield on net loans was 8.29% for the three months ended June 30, 1999 compared to 8.58% for the three months ended June 30, 1998, reflecting a general decline in interest rates. The average balance of investment securities for the three months ended June 30, 1999 was $29.7 million compared to $33.9 million for the three months ended June 30, 1998. The average yield on investment securities was 6.54% for the three months ended June 30, 1999 compared to 7.03% for the three months ended June 30, 1998.

Interest Expense. Interest expense decreased by $14,000 or 1.6 % to $877,000 for the three months ended June 30, 1999 from $891,000 for the three months ended June 30, 1998. Interest expense decreased primarily as a result of a decrease in interest rates paid on FHLB borrowings and deposit accounts offset by an increase in the level of FHLB advances during the periods. Average interest-bearing deposits increased by $8.1 million or 13.9% to $66.0 million for the three months ended June 30, 1999. Deposit balances have increased as a result of offering free checking products, certificate of deposit products with competitive rates and new deposits attributable to the new Chelsea branch. Accordingly, interest expense on deposits increased $33,000 or 5.8% to $601,000 for the three months ended June 30, 1999 compared to $568,000 for the three months ended June 30, 1998. Interest expense on advances from the FHLB decreased $47,000 or 14.6% to $276,000 for the three months ended June 30, 1999 from $323,000 for the three months ended June 30, 1998. This is attributable to a decline in the rates paid on such advances, and the payment of such advances as they matured.

Provision for Loan Losses. The allowance for loan losses is maintained through the provision for loan losses which is a charge to operations. The provision reflects management's assessment of potential losses and is based on a review of the risk characteristics as well as the growth of the loan portfolio. The Bank considers many factors in determining the level of the provision for loan losses. Collateral value on a loan by loan basis, trends of loan delinquencies, risk classification identified in the Bank's regular review of individual loans, and economic conditions are major factors in establishing the provision. At June 30, 1999, the balance of the allowance for loan losses was $593,000 or .90% of total loans versus $528,000 or 1.13% of total loans at September 30, 1998. As the Bank continues to expand its small business lending, additional increases to the provision are likely.

Noninterest Income. Total noninterest income increased by $57,000 or 77.0% to $131,000 for the three months ended June 30, 1999 from $74,000 for the three months ended June 30, 1998. The increase was primarily the result of increased fees on transactional deposit accounts and serviced loans and the adoption of FASB 125 - Capitalization of Mortgage Servicing Rights. This adoption resulted in a one-time adjustment of $41,000. The Company anticipates increases to noninterest income as it continues to expand the volume of its deposit relationships. It is also the Company's goal to increase its level of noninterest income by expanding its delivery systems to include PC banking, debit cards and additional ATMs and by continually considering additional sources of revenue. In this regard, the Company began offering various investment products through a relationship with a third-party broker-dealer during the second quarter of its current fiscal year.

Noninterest Expense. Noninterest expense increased by $196,000 or 30.6% to $836,000 for the three months ended June 30, 1999 from $640,000 for the three months ended June 30, 1998. The increase resulted primarily from planned expenditures in human and technological resources, including increased staffing and non-recurring start up expenses associated with the opening of the Chelsea branch. Salaries and employee benefits, the largest component of noninterest expense was $456,000 for the three months ended June 30, 1999 as compared to $326,000 for the three months ended June 30, 1998, an increase of $130,000 or 39.9%. This increase was primarily associated with an increase of full time employees to staff the Bank's new branch in Chelsea, commercial lending and operations departments. Occupancy and equipment expense increased by $40,000 or 47.1% to $125,000 for the three months ended June 30, 1999 as compared to $85,000 for the three months ended June 30, 1998, with the increase primarily related to additional space utilized for certain administrative functions and the opening of the Company's new Chelsea branch. Other increases were incurred in the areas of equipment, data processing and advertising services, primarily related to the expansion of the Company's product lines and additional services, including PC banking and debit cards, and the opening of the Chelsea branch. Annual operating expenses are also expected to increase in future periods due to the increased cost of operating an additional branch location and as a stock institution, including the adoption of additional stock based employee benefit plans.

Income Taxes. The net provision for income taxes amounted to $55,000 for the three months ended June 30, 1999 as compared to $50,000 for the three months ended June 30, 1998, resulting in effective tax rate of 32.2% and 37.0%, respectively. The effective tax rate reflects the Company's utilization of a securities investment subsidiary to substantially reduce state income taxes.

Comparison of the Operating Results for the Nine Months ended June 30, 1999 and 1998.

Net Income. The Company's net income for the nine months ended June 30, 1999 was $274,000 as compared to $208,000 for the nine months ended June 30, 1998. This $66,000 or 31.7% increase in net income during the period was the result of an increase of $198,000 in interest and dividend income, an increase of $112,000 in other income, a decrease of $162,000 in interest expense and a decrease in provision for loan losses of $102,000, partially offset by an increase of $487,000 in operating expenses. The increase in other income was primarily the result of increased fees on transactional deposit accounts and serviced loans and the adoption of FASB 125 - Capitalization of Mortgage Servicing Rights. This adoption resulted in a one-time adjustment of $41,000. The Company's continued expansion of its lending activities accounted for the increase in interest and dividend income, while its operating expenses increased due to the Company's planned expenditures in human and technological resources, including increased staffing and non-recurring start-up expenses associated with the Bank's new branch office in Chelsea, Massachusetts. The return on average assets for the nine months ended June 30, 1999 was .38% compared to .31% for the nine months ended June 30, 1998.

Net Interest and Dividend Income. The Company's net interest and dividend income for the nine months ended June 30, 1999 increased $360,000 or 16.8% to $2.5 million from $2.1 million for the nine months ended June 30, 1998. The increase can be attributed to a combination of the $198,000 increase in interest and dividend income and a $162,000 decrease in interest expense on deposits and borrowed funds due to lower interest rates.

      The average yield on interest-earning assets decreased 12 basis points to 7.53% for the nine months ended June 30, 1999 from 7.65 % for the nine months ended June 30, 1998, while the average cost on interest-bearing liabilities decreased by 41 basis points to 4.16% for the nine months ended June 30, 1999 from 4.57% for the nine months ended June 30, 1998. As a result of the Company's strategy to restructure the balance sheet by expanding its small business lending activities in order to increase interest rate spread, the interest rate spread increased to 3.37% for the nine months ended June 30, 1999 from 3.08% for the nine months ended June 30, 1998 and the net interest margin improved from 3.35% to 3.71% during this period.

Interest and Dividend Income. Total interest and dividend income increased by $198,000 or 4.0% to $5.1 million for the nine months ended June 30, 1999 from $4.9 million for the nine months ended June 30, 1998. The increase in interest and dividend income was a result of a higher level of loans and a greater mix of higher yielding commercial and commercial real estate loans, partially offset by a decline in the average balance of investment securities and lower yields on investment securities. The average balance of net loans for the nine months ended June 30, 1999 was $55.8 million compared to $44.5 million for the nine months ended June 30, 1998. The average yield on net loans was 8.23% for the nine months ended June 30, 1999 compared to 8.48% for the nine months ended June 30, 1998, reflecting a general decline in interest rates. The average balance of investment securities for the nine months ended June 30, 1999 was $30.1 million compared to $35.0 million for the nine months ended June 30, 1998. The average yield on investment securities was 6.66% for the nine months ended June 30, 1999 compared to 6.97% for the nine months ended June 30, 1998.

Interest Expense. Interest expense decreased by $162,000 or 5.9 % to $2.6 million for the nine months ended June 30, 1999 from $2.7 million for the nine months ended June 30, 1998. Interest expense decreased primarily as a result of a decrease in interest rates paid on FHLB borrowings and deposit accounts and a significant decline in the level of FHLB advances during the periods. Average interest-bearing deposits increased by $8.4 million or 15.0% to $64.2 million for the nine months ended June 30, 1999. Deposit balances have increased as a result of offering free checking products, certificate of deposit products with competitive rates and new deposits attributable to the new Chelsea branch. Accordingly, interest expense on deposits increased $123,000 or 7.3% to $1.8 million for the nine months ended June 30, 1999 compared to $1.7 million for the nine months ended June 30, 1998. Interest expense on advances from the FHLB decreased $285,000 or 27.0% to $770,000 for the nine months ended June 30, 1999 from $1.1 million for the nine months ended June 30, 1998. This is attributable to a decline in the rates paid on such advances, and the payment of such advances as they matured.

Provision for Loan Losses. The allowance for loan losses is maintained through the provision for loan losses which is a charge to operations. The provision reflects management's assessment of potential losses and is based on a review of the risk characteristics as well as the growth of the loan portfolio. The Bank considers many factors in determining the level of the provision for loan losses. Collateral value on a loan by loan basis, trends of loan delinquencies, risk classification identified in the Bank's regular review of individual loans, and economic conditions are major factors in establishing the provision. The provision for loan losses for the nine months ended June 30, 1999 decreased by $102,000 or 58.6% to $72,000 from $174,000 for the nine months ended June 30, 1998. At June 30, 1999, the balance of the allowance for loan losses was $593,000 or .90% of total loans. As the Bank continues to expand its small business lending, additional increases to the provision are likely.

Noninterest Income. Total noninterest income increased by $112,000 or 48.7% to $342,000 for the nine months ended June 30, 1999 from $230,000 for the nine months ended June 30, 1998. The increase was primarily the result of increased fees on transactional deposit accounts and serviced loans and the adoption of FASB 125 - Capitalization of Mortgage Servicing Rights. This adoption resulted in a one-time adjustment of $41,000. The Company anticipates increases to noninterest income as it continues to expand the volume of its deposit relationships. It is also the Company's goal to increase its level of noninterest income by expanding its delivery systems to include PC banking, debit cards and additional ATMs and by continually considering additional sources of revenue. In this regard, the Company began offering various investment products through a relationship with a third-party broker-dealer during the second quarter of its current fiscal year.

Noninterest Expense. Noninterest expense increased by $487,000 or 26.1% to $2.4 million for the nine months ended June 30, 1999 from $1.9 million for the nine months ended June 30, 1998. The increase resulted primarily from planned expenditures in human and technological resources, including increased staffing and non-recurring start up expenses associated with the opening of the Chelsea branch. Salaries and employee benefits, the largest component of noninterest expense was $1.2 million for the nine months ended June 30, 1999 as compared to $941,000 for the nine months ended June 30, 1998, an increase of $268,000 or 28.5%. This increase was primarily associated with an increase of full time employees to staff the Bank's new branch in Chelsea, commercial lending and operations departments. Occupancy and equipment expense increased by $106,000 or 40.6% to $367,000 for the nine months ended June 30, 1999 as compared to $261,000 for the nine months ended June 30, 1998, with the increase primarily related to additional space utilized for certain administrative functions and the opening of the Company's new Chelsea branch. Other increases were incurred in the areas of equipment, data processing and advertising services, primarily related to the expansion of the Company's product lines and additional services, including PC banking and debit cards, and the opening of the Chelsea branch. Annual operating expenses are also expected to increase in future periods due to the increased cost of operating an additional branch location and as a stock institution, including the adoption of additional stock based employee benefit plans.

Income Taxes. The net provision for income taxes amounted to $146,000 for the nine months ended June 30, 1999 as compared to $125,000 for the nine months ended June 30, 1998, resulting in effective tax rate of 34.8% and 37.5%, respectively. The effective tax rate reflects the Company's utilization of a securities investment subsidiary to substantially reduce state income taxes.

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

      The Company is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratio at June 30, 1999 was 5.76%.

      Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Company believes it could borrow additional funds from the FHLB. At June 30, 1999, the Company had borrowings of $23.3 million.

      At June 30, 1999, the Company had $5.1 million in outstanding commitments to originate loans. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less totaled $22.5 million at June 30, 1999. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      The Company expects to incur additional costs associated with the Chelsea branch office and the main office, including costs associated with the potential installation of an ATM and additional renovation costs. Management anticipates that it will have sufficient funds available to meet its planned capital expenditures throughout 1999.

      At June 30, 1999, the Company and the Bank exceeded all of their regulatory capital requirements.

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

      In order to address the Year 2000 issue and to minimize its potential adverse impact, management has begun a process to identify areas that will be affected by the Year 2000 Problem, assess its potential impact on the operations of the Company, monitor the progress of third party software vendors in addressing the matter, test changes provided by these vendors, and develop contingency plans for any critical systems which are not effectively reprogrammed. A committee of senior officers of the Company has been formed to evaluate the effects that the upcoming Year 2000 could have on computer programs utilized by the Company. The Company's plan is divided into the five phases: (1) awareness - define the problem, obtain executive level support and develop an overall strategy; (2) assessment - identify all systems and the criticality of the systems; (3) renovation - program enhancements, hardware and software upgrades, system replacements, and vendor certifications; (4) validation - test and verify system changes and coordinate with outside parties; and (5) implementation - components certified as Year 2000 compliant and moved to production. As of June 30, 1999, the Company has completed the five phases. The Company believes that its internal systems and equipment are Year 2000 compliant.

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

      The Company carefully considers the Year 2000 readiness of its potential commercial borrowers in the lending process. Commencing in September 1998, each potential new commercial borrower was required to enter into a Year 2000 agreement with the Company certifying that the borrower is or will shortly be Year 2000 compliant. Moreover, the failure to be Year 2000 compliant constitutes a default under the terms of new loan agreements with commercial borrowers. In addition, since April 1998, the Company has monitored the Year 2000 compliance of its commercial borrowers asking them to certify that they are Year 2000 compliant. Follow up letters have been sent to all commercial borrowers who have failed to respond to the Company's Year 2000 inquiries.

      Monitoring and managing the year 2000 project will result in additional direct and indirect costs to the Company. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. The Company has spent approximately $40,000 on Year 2000 related costs to date and estimates that it will spend an additional $7,000 for Year 2000 compliance. Both direct and indirect costs of addressing the Year 2000 Problem will be charged to earnings as incurred. The Company does not believe that such costs will have a material effect on results of operations. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company. Although no independent analysis of the Company's potential exposure has been obtained, the Company believes it has no exposure to contingencies related to the Year 2000 Problem for the products it has sold. The Company's network consultant, EOS Systems, Inc., has examined the hardware and software used by the Company and has certified that such hardware and software is Year 2000 compliant.

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


PART II    OTHER INFORMATION

Item 4.    Submission of Matters to Vote of Security holders

       The Company held its Special Meeting of Shareholders ("Meeting") on June 29, 1999. All of the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to shareholders and the tabulation of votes for each proposal is as follows:

       1.  Approval of 1999 RFS Bancorp, Inc. Stock Option Plan

       The number of votes cast with respect to this matter was as follows:


            For      Against    Withheld    Broker Non-Votes
            ---      -------    --------    ----------------

          719,765     29,150       375            0


      2.  Approval of 1999 RFS Bancorp, Inc. Recognition and Retention Plan

      The number of votes cast with respect to this matter was as follows:


            For      Against    Withheld    Broker Non-Votes
            ---      -------    --------    ----------------

          720,140     28,775       375            0



Item 6     Exhibits and Reports on Form 8-K

      (a)    Exhibits
             27.1 Financial Data Schedule

      (b)    Reports on Form 8-K
             None


                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RFS BANCORP, INC.

Date:                             By:  /s/ James J. McCarthy
                                       -----------------------------------
                                       James J. McCarthy
                                       President and Chief Executive Officer

Date: _________________________   By:  /s/ Anthony J. Patti
                                       -----------------------------------
                                       Anthony J. Patti
                                       Executive Vice President and
                                       Chief Financial Officer (principal
                                       accounting officer)