Form 10KSB
period 1999-09-30
RFS BANCORP INC
filed 1999-12-17
CIK 1069545

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                  FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1999

                         COMMISSION FILE NO.: 00-25047

                               RFS BANCORP, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                UNITED STATES                                   04-3449818
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

                   310 BROADWAY, REVERE, MASSACHUSETTS 02151
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (781) 284-7777
                          (ISSUER'S TELEPHONE NUMBER)

Securities registered pursuant to section 12(g) of the Exchange Act:

    Title of each class

    COMMON STOCK, PAR VALUE $0.01 PER SHARE

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past
90 days.  Yes /X/    No / /

    Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    The revenues for the issuer's fiscal year ended September 30, 1999 are $7,455,000

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days. On
November 23, 1999: $2,652,713.

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The Company had 933,523 shares outstanding as of November 23, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (check one):

Yes / /    No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                            --------
PART I

    ITEM 1.   BUSINESS....................................................      1

    ITEM 2.   DESCRIPTION OF PROPERTY.....................................     34

    ITEM 3.   LEGAL PROCEEDINGS...........................................     34

    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     34

PART II

    ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS.........................................     34

    ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS...................................     35

    ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS...........................     48

    ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE....................................     48

PART III

    ITEM 9.   DIRECTORS AND PRINCIPAL OFFICERS OF THE BANK AND THE
              COMPANY.....................................................     48

    ITEM 10.  EXECUTIVE COMPENSATION......................................     48

    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT..................................................     48

    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     49

    ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K............................     49

SIGNATURES................................................................     50

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

    RFS Bancorp, Inc. (the "Company") is a federally chartered stock holding company for Revere Federal Savings Bank (the "Bank"), a federally chartered stock savings association which conducts business from its main office located in Revere, Massachusetts, which is located five miles northeast of Boston, Massachusetts and its branch office located in Chelsea, Massachusetts. On December 18, 1998, the Bank reorganized into a "two tiered" mutual holding company structure (the "Reorganization"). Under the Reorganization, the (1) the Bank formed Revere, MHC (the "MHC"), a federal mutual holding company, which is the majority owner of the Company; (2) the Bank converted from a federally chartered mutual savings association to a federally chartered stock savings association and issued 100% of its capital stock to the Company; and (3) the Company issued shares of its common stock, $0.01 per share (the "Common Stock") to the public at a price of $10.00 per share in a subscription offering (the "Offering") to eligible members of the Bank and to the Company's Employee Stock Ownership Plan ("ESOP"). In the Offering 438,756 shares of the Company's common stock, or 47% shares issued in the Reorganization, were sold to the public and 494,767 shares were sold to the MHC, or 53% of the shares issued in the Reorganization. The Company's sole business activity consists of the business of the Bank.

    The Company also invests in long and short-term investment grade marketable securities and other liquid investments. In the future, the Company will consider using some of the proceeds of the Offering retained by it to expand its operations in its existing primary market and other nearby areas by acquiring other financial institutions which could be merged with the Bank or operated as separate subsidiaries. Presently, there are no agreements or understandings for expansion of the Company's operations. The Company's Common Stock is traded on the Over the Counter Bulletin Board under the symbol "RFED." Unless other wise disclosed, the information presented in this Report on Form 10-KSB represents the activity of the Company and its subsidiary for the fiscal year ended September 30, 1999.

    At September 30, 1999, the Company had total assets of $112.2 million, total deposits of $74.8 million and total equity of $10.0 million. The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law.

    The business of the Bank primarily consists of attracting savings deposits from the general public and investing such deposits in mortgage loans secured by single-family residential real estate, commercial real estate, commercial assets and investment securities, including U.S. Government and Federal Agency securities, asset-backed securities, FNMA, GNMA and FHLMC mortgage-backed securities and interest-earning deposits. The Bank's commercial and commercial real estate borrowers are comprised of diverse small businesses, without a particular concentration in any one industry. The Bank also makes consumer loans, including home equity loans, automobile, loans on deposit accounts and other consumer loans. The Bank offers both fixed-rate and adjustable-rate loans and emphasizes the origination of residential real estate mortgage loans and commercial loans with adjustable interest rates.

    The Company's principal sources of income are interest, dividends and fees on loans and investments, and the Company's principal expenses are interest paid on deposit accounts, borrowings, and general operating expenses.

MARKET AREA

    The Company's main office is located in Revere, Suffolk County, Massachusetts. The City of Revere, containing approximately 39,000 residents, is located approximately five miles from downtown Boston in the northern suburbs of Boston, bounded by the towns of Chelsea, Everett, Malden and Lynn. The City of Revere is easily accessible from downtown Boston via Route 1, Route 1A, Route 16 and other state roads connecting the communities within the Logan Airport corridor northeast of Boston. As an established metropolitan suburb, Revere consists mostly of developed single- and multi-family properties within a network of well-maintained neighborhoods.

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

    - RETAIL BANKING AND CUSTOMER SERVICE. The Bank continues to focus on expanding its residential lending and retail banking franchise and increasing the number of households served within the Bank's market area. For nearly 100 years, the Bank has served the needs of Revere and its surrounding communities and remains the only bank headquartered in Revere. The Bank's Board of Directors and its management are active in many charitable organizations throughout Revere and the Bank's employees have taken pride in providing hands on, personal service. The Bank views its reputation as a service oriented institution which meets the needs of the local community as one of its greatest assets. Given the increasing consolidation in the financial services sector, the Bank believes that expanding its market share for traditional community banking products will enhance this reputation and provide inroads to new segments of the banking markets.

    - SMALL BUSINESS BANKING. The Bank views its entry into the small business banking market as a natural outgrowth of its traditional community banking services. Since 1996, the Bank has made a major commitment to small business commercial lending (involving commercial and industrial loans and commercial real estate loans) as a means to increase the yield on its loan portfolio and attract lower cost transaction deposit accounts. The Bank has worked to develop a niche of making commercial loans to the small and medium sized companies in a wide variety of industries located in Revere and elsewhere in the greater Boston area. In particular, the Bank has expanded its lending to the business community surrounding the Logan International Airport which comprises a growing sector of the Revere and Chelsea markets. The Bank offers these businesses a variety of traditional loans products and commercial services administered by the Bank's commercial loan department which are designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases and the refinancing of existing corporate debt. In addition, in order to better serve the unique financing needs of its commercial customers, the Bank also offers specialized products such as direct courier pick up for deposits. The Bank has also recently applied to become an approved lender of the Small Business Administration to better serve the needs of local businesses. The Bank has staffed its commercial lending department with a senior commercial loan officer with considerable commercial lending expertise in the Boston area and has developed a staff to support the commercial loan department. The Bank has a second commercial lending officer to the small business banking area and will add additional qualified employees as market conditions warrant.

    - BRANCH EXPANSION. The Bank believes that a branch network is crucial to increasing its market share in the traditional community banking and small business banking arenas and that its lending and deposit gathering activities until recently were limited by the fact that it operates from only one location. On December 21, 1998, the Bank opened its first branch facility located in Chelsea, Massachusetts in a growing small business market. This branch location emphasizes convenience for the Bank's small business clients and is designed to augment the Bank's small business lending activities. In the future, the Bank expects to fund the construction and/or acquisition of one or more additional branch locations either DE NOVO, or by purchasing an existing deposit base and/or location and to expand and renovate its main office to allow the Bank's administrative functions to be performed in a single facility. Expansion will facilitate greater services, operational efficiencies and increased loan originations within the Bank's existing underwriting standards.

    - EXPANDED DELIVERY SYSTEMS. The increased use of alternative delivery channels has simplified and reduced the costs of financial transactions for consumers, businesses and financial institutions. In addition to conducting financial transactions at branch offices, customers are increasingly using ATMs, online banking and online bill payment and electronic fund transfers to communicate with financial services providers. The Bank has responded to these market trends in several ways. First, since May 1997, the Bank has offered its 24 hour telebanking product which provides its customers with around the clock access to their accounts through the use of a touch tone telephone. The Bank also has located an ATM at Logan Airport, one in downtown Boston, and one in the Beachmont area of Revere. Another ATM is scheduled to open in Chelsea. Finally, the Bank has introduced its home banking product which will give its customers access to their accounts through the use of their personal computers.

    - EXPANSION OF PRODUCT LINES. Regulatory changes and cross-sector acquisitions have diminished the distinctions among various types of financial institutions such as banks, insurance companies and securities brokerage firms. Financial institutions today have the opportunity to leverage their client base, expand their market share and compete for an increased share of customers' financial services business by offering a diverse range of products and services that formerly may have been offered only by one particular type of financial institution. Recognizing this trend, the Bank intends to broaden its product line in order to better serve its customers, expand customer relations and diversify its income stream. The Bank now offers various uninsured investment products, including fixed-rate and variable annuities and mutual funds, through a relationship with a third party broker-dealer that services both retail and small business customers needs for investment products. The Bank also plans to investigate opportunities presented by affiliations with insurance agencies over the longer term. The Bank's strategy is to become a full service provider of financial services, enhancing the Bank's ability to attract and retain both retail and commercial customers.

LENDING ACTIVITIES

    GENERAL. The Bank originates loans through its main office located in Revere, Massachusetts and its branch office in Chelsea, Massachusetts. The principal lending activities of the Bank are the origination of conventional mortgage loans for the purpose of purchasing or refinancing owner-occupied, one- to four-family residential properties and the origination of commercial loans secured by commercial real estate and commercial assets. To a lesser extent, the Bank also originates consumer loans, including home equity and loans on deposit accounts, construction loans and multifamily residential real estate loans.

    The Bank's ten largest borrowing relationships, outstanding as of September 30, 1999, ranged from $603,000 to $1.2 million.

    The following table sets forth the composition of the Bank's mortgage and other loan portfolios in dollar amounts and percentages at the dates indicated.

                                                                  AT SEPTEMBER 30,
                                           ---------------------------------------------------------------
                                                  1999                  1998                  1997
                                           -------------------   -------------------   -------------------
                                                      PERCENT               PERCENT               PERCENT
                                            AMOUNT    OF TOTAL    AMOUNT    OF TOTAL    AMOUNT    OF TOTAL
                                           --------   --------   --------   --------   --------   --------
                                                               (DOLLARS IN THOUSANDS)
Mortgage loans:
  One- to four-family....................  $47,172      64.46%   $34,475      73.03%   $32,928      79.11%
  Commercial real estate.................   13,252      18.11      4,367       9.25      2,577       6.19
  Construction and land..................    2,192       3.00      1,885       3.99        815       1.96
                                           -------     ------    -------     ------    -------     ------
      Total mortgage loans...............   62,616      85.57     40,727      86.27     36,320      87.26
                                           -------     ------    -------     ------    -------     ------
Commercial loans.........................    5,938       8.11      2,326       4.93      1,684       4.04
                                           -------     ------    -------     ------    -------     ------
Consumer loans:
  Home equity lines......................    3,650       4.99      3,061       6.48      2,761       6.63
  Secured by deposit accounts............      561       0.77        604       1.28        374       0.90
  Auto loans.............................      300       0.41        409       0.87        413       0.99
  Other consumer loans...................      110       0.15         78       0.17         73       0.18
                                           -------     ------    -------     ------    -------     ------
      Total consumer loans...............    4,621       6.32      4,152       8.80      3,621       8.70
                                           -------     ------    -------     ------    -------     ------
      Total loans receivable.............   73,175     100.00%    47,205     100.00%    41,625     100.00%
                                                       ======                ======                ======
  Loans held for sale....................       --                   235                    --
LESS:
  Allowance for loan losses..............     (624)                 (528)                 (377)
  Deferred loan origination fees, net....      (91)                  (60)                  (73)
                                           -------               -------               -------
    Loans, net...........................  $72,460               $46,852               $41,175
                                           =======               =======               =======

    ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. The primary emphasis of the Bank's lending activity is the origination of conventional mortgage loans on one- to four-family residential dwellings located in the Bank's primary market area. As of September 30, 1999, loans on one- to four-family residential properties accounted for 64.5% of the Bank's total loan portfolio.

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

    During the year ended September 30, 1999, the Bank originated $3.5 million in adjustable-rate one- to four-family mortgage loans and $21.6 million in fixed-rate one- to four-family mortgage loans. Of the fixed-rate loans originated, the Bank sold $5.5 million of fixed-rate loans and retained
$16.1 million of fixed-rate loans based on the rate of the loans. Approximately 29.1% of all loan originations during fiscal 1999 were refinancings of loans already in the Bank's loan portfolio. At September 30, 1999, the Bank's loan portfolio included $11.4 million in adjustable-rate one- to four-family residential mortgage loans or 15.6% of the Bank's total loan portfolio, and $35.8 million in fixed-rate one- to four-family residential mortgage loans, or 48.8% of the Bank's total loan portfolio.

    COMMERCIAL REAL ESTATE LOANS. The Bank originates commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. In underwriting commercial real estate loans, consideration is given to the property's historical cash flow, current and projected occupancy, location and physical condition. At September 30, 1999, the Bank's commercial real estate loan portfolio consisted of 62 loans, totaling $13.3 million, or 18.1% of total loans. The Bank's largest commercial real estate loan, with an outstanding balance of $703,000 at September 30, 1999, is secured by a commercial property located in downtown Everett. The Bank's commercial real estate loan portfolio is diverse, and does not have any significant loan concentration by type of property or borrower.

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

    COMMERCIAL LOANS. In the past two years, the Bank has made a major commitment to small business commercial lending. The Bank has worked to develop a niche of making commercial loans to small and medium sized businesses in a wide variety of industries located in the Bank's market area. Small business loans are expected to comprise a growing portion of the Bank's loan portfolio in the future. At September 30, 1999, the Bank's commercial loan portfolio consisted of 99 loans, totaling $5.9 million, or 8.1% of total loans.

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

    The Bank offers commercial services administered by the Bank's commercial loan department which are designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases and the refinancing of existing corporate debt. In addition, the Bank has tailored certain products and services (such as courier pick up of deposits) to better serve the unique needs of local businesses. The Bank has staffed its commercial lending department with a senior commercial loan officer with considerable commercial lending expertise in the Boston area and has developed a staff to support the commercial loan department. The Bank has a second commercial lending officer to the small business banking area and will add additional qualified employees as market conditions warrant.

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

    CONSUMER LOANS. The Bank's consumer loans consist of home equity loans, loans secured by deposits, and other consumer loans, including automobile loans. At September 30, 1999, the consumer loan portfolio totaled $4.6 million or 6.3% of total loans. Consumer loans (other than home equity loans) generally are offered for terms of up to five years at fixed interest rates and do not exceed $50,000 individually.

    The Bank's home equity loans are secured by available equity based on the appraised value of owner-occupied one- to four-family residential property. Home equity loans will be made for up to 80% of the appraised value of the property (less the amount of the first mortgage). Home equity loans are offered at adjustable rates. The adjustable interest rate is prime minus 0.5% for the first year and the prime rate as reported in the Wall Street Journal for the remaining life of the loan. The Bank's home equity loans generally have a five-year draw (renewable for up to an additional five years) with a ten year repayment period. At September 30, 1999, the Bank had $3.7 million in home equity loans with unused credit available to existing borrowers of $3.4 million.

    The Bank makes loans secured by deposit accounts up to 90% of the amount of the depositor's savings account balance. The interest rate on the loan is 3.0% higher than the rate being paid on passbook accounts and 3.0% higher than the rate being paid on certificates of deposit. The Bank also makes other consumer loans, which may or may not be secured. The terms of such loans vary depending on the collateral.

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

    ORIGINATION, SALE AND SERVICING OF LOANS. The Bank's lending activities are conducted through its office in Revere, Massachusetts and its branch in Chelsea, Massachusetts. The Bank's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future levels of interest rates. The Bank is a qualified seller/ servicer for FNMA. Historically, the Bank sells certain of its fixed-rate loans to FNMA based on liquidity needs and prevailing market conditions. All of the Bank's sales to FNMA have been made with servicing retained on the loans. At September 30, 1999, the Bank was servicing
$21.0 million in loans for FNMA.

    Originations for the year ended September 30, 1999, compared to the prior period, have increased due to the addition of a commercial lending officer. The following table sets forth information with respect to originations, sales of loans and principal repayments during the periods indicated.

                                                              FOR THE YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Beginning balance, loans, net...............................  $ 46,852    $ 41,175     $33,046
                                                              --------    --------     -------
Loans originated:
  Mortgage loans:
    One- to four-family.....................................    25,142      17,718       6,843
    Commercial real estate..................................    11,744       3,124       2,245
    Construction and land...................................     4,810       2,850       1,047
                                                              --------    --------     -------
      Total mortgage loans..................................    41,696      23,692      10,135
  Commercial loans..........................................     6,852       1,550       1,946
  Consumer loans............................................     3,189       4,183       2,329
  Loans held for sale.......................................        --         235          --
                                                              --------    --------     -------
      Total loans originated................................    51,737      29,660      14,410
                                                              --------    --------     -------
      Total.................................................    98,589      70,835      47,456
Principal repayments and other, net.........................   (20,594)    (15,518)     (3,463)
Loan charge-offs, net.......................................        (7)        (46)         (8)
Sale of mortgage loans, principal balance...................    (5,528)     (8,419)     (2,810)
                                                              --------    --------     -------
Ending balance, loans, net..................................  $ 72,460    $ 46,852     $41,175
                                                              ========    ========     =======

    The following tables set forth the dollar amounts in each loan category at September 30, 1999 that are due after September 30, 2000, and whether such loans have fixed or adjustable interest rates.

                                                                DUE AFTER SEPTEMBER 30, 2000
                                                              --------------------------------
                                                               FIXED     ADJUSTABLE    TOTAL
                                                              --------   ----------   --------
                                                                       (IN THOUSANDS)
Mortgage loans:
  One-to four-family........................................  $35,628      $10,351    $45,979
  Commercial real estate....................................      777        9,747     10,524
  Construction and land.....................................    1,178           --      1,178
                                                              -------      -------    -------
      Total mortgage loans..................................   37,583       20,098     57,681
                                                              -------      -------    -------
Commercial loans............................................    3,447          247      3,694
                                                              -------      -------    -------
Consumer loans:
  Home equity lines.........................................       --           13         13
  Secured by deposit accounts...............................      103           --        103
  Auto loans................................................      285           --        285
  Other consumer loans......................................       54           --         54
                                                              -------      -------    -------
      Total consumer loans..................................      442           13        455
                                                              -------      -------    -------
      Total loans...........................................  $41,472      $20,358    $61,830
                                                              =======      =======    =======

    LOAN COMMITMENTS. The Bank generally makes loan commitments to borrowers not exceeding 30 days. At September 30, 1999, the Bank had $5.5 million in loan commitments outstanding, primarily for the origination of one- to four-family residential real estate loans, commercial loans and commercial real estate loans.

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

    All residential and commercial real estate mortgages and commercial business loans must be ratified by the Loan Approval Committee of the Bank's Board of Directors. In addition, certain designated officers of the Bank have authority to approve loans not exceeding specified levels, while the Loan Approval Committee of the Board of Directors must approve loans in excess of
(a) $400,000 for commercial real estate loans; (b) $250,000 for commercial loans; (c) loans over the current FNMA limit for residential mortgage loans; and
(d) $75,000 for consumer loans. Commercial and residential real estate loans in excess of $750,000 and commercial loans in excess of $500,000, must be ratified by the Board of Directors as a whole.

    Interest rates charged by the Bank on all loans are primarily determined by competitive loan rates offered in its market area and interest rate costs of the source of funding for the loan. The Bank generally charges an origination fee on new mortgage loans. The origination fees, net of direct origination costs, are deferred and amortized into income over the life of the loan. At September 30, 1999, the amount of net deferred loan origination fees was $91,000.

    LOAN MATURITY AND REPRICING. The following table shows the maturity or period to repricing of the Bank's loan portfolio at September 30, 1999. Loans that have adjustable rates are shown as being due in the period which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization.

                                                                 AT SEPTEMBER 30, 1999
                                     -----------------------------------------------------------------------------
                                           MORTGAGE LOANS
                                     ---------------------------
                                     ONE- TO FOUR-   COMMERCIAL    CONSTRUCTION
                                        FAMILY       REAL ESTATE     AND LAND     COMMERCIAL   CONSUMER    TOTAL
                                     -------------   -----------   ------------   ----------   --------   --------
                                                                    (IN THOUSANDS)
Amount due:
  One year or less.................     $ 1,193        $ 2,728        $1,014        $2,244      $4,166    $11,345
                                        -------        -------        ------        ------      ------    -------
After one year:
  More than one year to three
  years............................       5,822          3,810            50           447         200     10,329
  More than three years to five
  years............................       3,961          5,701            --         2,008         211     11,881
  More than five years to ten
  years............................       2,656            383            --         1,184          --      4,223
  More than ten years to twenty
  years............................      14,374            630            --            55          44     15,103
  More than twenty years...........      19,166             --         1,128            --          --     20,294
                                        -------        -------        ------        ------      ------    -------
    Total due after one year.......      45,979         10,524         1,178         3,694         455     61,830
                                        -------        -------        ------        ------      ------    -------
    Total amount due...............     $47,172        $13,252        $2,192        $5,938      $4,621     73,175
                                        =======        =======        ======        ======      ======    =======
  Loans held for sale..............                                                                            --
Less:..............................
  Allowance for loan losses........                                                                          (624)
  Deferred loan origination fees,
  net..............................                                                                           (91)
                                                                                                          -------
Loans, net.........................                                                                       $72,460
                                                                                                          =======

    NON-PERFORMING ASSETS, ASSET CLASSIFICATION AND ALLOWANCES FOR
LOSSES. Management and the Loan Approval Committee of the Board of Directors perform a monthly review of all delinquent loans. Loans are placed on nonaccrual status when loans are 90 days past due or, in the opinion of management, the collection of principal and interest is doubtful. One of the primary tools used to manage and control problem loans is the Bank's "Watch-List," a listing of all loans or commitments that are considered to have characteristics that could result in loss to the Bank if not properly supervised. The list is managed by the Loan Approval Committee which meets periodically to discuss the status of the loans on the Watch List and to add or delete loans from the list. At September 30, 1999, the Bank had $245,000 in assets classified as special mention. There were none classified as doubtful or loss and $664,000 in assets were designated as substandard.

    Real estate acquired by the Bank as a result of foreclosure is classified as other real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance or its fair value. Any required write-down of the loan to its fair value is charged to the allowance for loan losses.

    The following table sets forth the Bank's non-performing assets at the dates indicated.

                                                                     AT SEPTEMBER 30,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              ---------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Non-performing loans:
  Mortgage loans:
    One-to four-family......................................  $      --    $  143     $  144
    Commercial real estate                                           --        --         --
    Construction and land                                            --        --         --
                                                              ---------    ------     ------
      Total mortgage loans..................................         --       143        144
                                                              ---------    ------     ------
  Commercial loans..........................................         --        37         --
                                                              ---------    ------     ------
  Consumer loans:
    Home equity lines.......................................         --        --         --
    Secured by deposit accounts.............................         --        14         --
    Auto loans..............................................         --         4         --
    Other consumer loans....................................          3         1         13
                                                              ---------    ------     ------
      Total consumer loans..................................          3        19         13
                                                              ---------    ------     ------
      Total non-performing loans(1).........................          3       199        157
  Other real estate owned, net..............................         --        --         --
                                                              ---------    ------     ------
      Total non-performing assets(2)........................  $       3    $  199     $  157
                                                              =========    ======     ======
Allowance for loan losses as a percent of loans(3)..........       0.85%     1.11%      0.91%
                                                              =========    ======     ======
Allowance for loan losses as a percent of non-performing
  loans(4)..................................................  20,800.00%   265.45%    240.03%
                                                              =========    ======     ======
Non-performing loans as a percent of loans(3)(4)............       0.00%     0.42%      0.38%
                                                              =========    ======     ======
Non-performing assets as a percent of total assets(2).......       0.00%     0.22%      0.18%
                                                              =========    ======     ======

------------------------

(1) For all periods presented, the non-performing loans consist entirely of non-accrual loans.

(2) Non-performing assets consist of non-performing loans and other real estate owned.

(3) Loans are presented before allowance for loan losses and deferred loan origination fees, net.

(4) Non-performing loans consist of all loans 90 days or more past due and other loans which have been identified by the Bank as presenting uncertainty with respect to the collectibility of interest or principal.

    The following tables set forth delinquencies of the Bank's loan portfolio by type of loan at the dates indicated:

                                                AT SEPTEMBER 30, 1999                           AT SEPTEMBER 30, 1998
                                     --------------------------------------------    --------------------------------------------
                                          30-89 DAYS           90 DAYS OR MORE            30-89 DAYS           90 DAYS OR MORE
                                     --------------------    --------------------    --------------------    --------------------
                                      NUMBER    PRINCIPAL     NUMBER    PRINCIPAL     NUMBER    PRINCIPAL     NUMBER    PRINCIPAL
                                     OF LOANS    BALANCE     OF LOANS    BALANCE     OF LOANS    BALANCE     OF LOANS    BALANCE
                                     --------   ---------    --------   ---------    --------   ---------    --------   ---------
                                                                        (DOLLARS IN THOUSANDS)
Mortgage loans:
  One-to four-family...............     10       $1,139         --        $ --           9        $512           1        $143
  Commercial real estate...........      1          169         --          --          --          --          --          --
  Construction and land............     --           --         --          --          --          --          --          --
                                       ---       ------        ---        ----         ---        ----         ---        ----
    Total mortgage loans...........     11        1,308         --          --           9         512           1         143
                                       ---       ------        ---        ----         ---        ----         ---        ----
Commercial loans...................      4          100         --          --           1          76           2          37
                                       ---       ------        ---        ----         ---        ----         ---        ----
Consumer loans:
  Home equity loans................      3           82         --          --           1          34          --          --
  Secured by savings accounts......     --           --         --          --           3          23           1          14
  Auto loans.......................      4           21         --          --           1           2           2           4
  Other consumer loans.............      5            6          1           3          --          --           1           1
                                       ---       ------        ---        ----         ---        ----         ---        ----
    Total consumer loans...........     12          109          1           3           5          59           4          19
                                       ---       ------        ---        ----         ---        ----         ---        ----
Total loans........................     27       $1,517          1        $  3          15        $647           7        $199
                                       ===       ======        ===        ====         ===        ====         ===        ====
Delinquent loans to loans, net.....                2.09%                  0.00%                   1.38%                   0.42%
                                                 ======                   ====                    ====                    ====

                                                AT SEPTEMBER 30, 1997
                                     --------------------------------------------
                                          30-89 DAYS           90 DAYS OR MORE
                                     --------------------    --------------------
                                      NUMBER    PRINCIPAL     NUMBER    PRINCIPAL
                                     OF LOANS    BALANCE     OF LOANS    BALANCE
                                     --------   ---------    --------   ---------
                                                (DOLLARS IN THOUSANDS)
Mortgage loans:
  One-to four-family...............      8        $565           1        $144
  Commercial real estate...........      1         100          --          --
  Construction and land............     --          --          --          --
                                       ---        ----         ---        ----
    Total mortgage loans...........      9         665           1         144
                                       ---        ----         ---        ----
Commercial loans...................     --          --          --          --
                                       ---        ----         ---        ----
Consumer loans:
  Home equity loans................      3          84          --          --
  Secured by savings accounts......      1           7          --          --
  Auto loans.......................     --          --          --          --
  Other consumer loans.............      3           8           2          13
                                       ---        ----         ---        ----
    Total consumer loans...........      7          99           2          13
                                       ---        ----         ---        ----
Total loans........................     16        $764           3        $157
                                       ===        ====         ===        ====
Delinquent loans to loans, net.....               1.86%                   0.38%
                                                  ====                    ====

    At September 30, 1999, management was not aware of any loans not currently classified as nonaccrual, 90 days past due or restructured but which may be so classified in the near future because of concerns over the borrower's ability to comply with repayment terms.

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

    The following table sets forth activity in the Bank's allowance for loan losses and other ratios at or for the dates indicated.

                                                              AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------------------
                                                                 1999           1998          1997
                                                              -----------    ----------    ----------
                                                                      (DOLLARS IN THOUSANDS)
Balance at beginning of period..............................   $     528       $   377       $   325
                                                               ---------       -------       -------
Provision for loan losses...................................         103           197            60
                                                               ---------       -------       -------
Charge-offs:
  Mortgage loans:
    One-to four-family......................................          --            --            --
    Commercial real estate..................................          --            --            --
    Construction and land...................................          --            --            --
  Commercial loans..........................................           5            --            --
  Consumer loans:
    Home equity lines.......................................          --            --            --
    Secured by deposit accounts.............................          --            --            --
    Auto loans..............................................           5            40            --
    Other consumer loans....................................          --             6             8
                                                               ---------       -------       -------
      Total charge-offs.....................................          10            46             8
                                                               ---------       -------       -------
Recoveries..................................................           3            --            --
                                                               ---------       -------       -------
Balance at end of period....................................   $     624       $   528       $   377
                                                               =========       =======       =======
Ratio of net charge-offs to average loans outstanding during
  the period................................................        0.01%         0.10%         0.02%
                                                               =========       =======       =======
Allowance for loan losses as a percent of loans.............        0.85%         1.11%         0.91%
                                                               =========       =======       =======
Allowance for loan losses as a percent of non-performing
  loans.....................................................   20,800.00%       265.45%       240.03%
                                                               =========       =======       =======

    The following tables set forth the Bank's allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated.

                                  AT SEPTEMBER 30, 1999                   AT SEPTEMBER 30, 1998
                          -------------------------------------   -------------------------------------
                                     PERCENT OF    PERCENT OF                PERCENT OF    PERCENT OF
                                     ALLOWANCE    LOANS IN EACH              ALLOWANCE    LOANS IN EACH
                                      TO TOTAL     CATEGORY TO                TO TOTAL     CATEGORY TO
                           AMOUNT    ALLOWANCE     TOTAL LOANS     AMOUNT    ALLOWANCE     TOTAL LOANS
                          --------   ----------   -------------   --------   ----------   -------------
                                                     (DOLLARS IN THOUSANDS)
Mortgage loans:
  One-to four-family....    $247        39.58%        64.46%       $  205       38.83%        73.03%
  Commercial real
    estate..............     194        31.09         18.11            76       14.39          8.41
  Construction and
    land................      19         3.05          3.00            10        1.89          3.99
                            ----       ------        ------        ------      ------        ------
    Total mortgage
      loans.............     460        73.72         85.57           291       55.11         85.43
Commercial loans........     160        25.64          8.11            71       13.45          5.77
Consumer loans..........       4         0.64          6.32             6        1.14          8.80
Unallocated.............      --           --            --           160       30.30            --
                            ----       ------        ------        ------      ------        ------
  Total allowance for
    loan losses.........    $624       100.00%       100.00%       $  528      100.00%       100.00%
                            ====       ======        ======        ======      ======        ======

                                   AT SEPTEMBER 30, 1997
                          ---------------------------------------
                                      PERCENT OF     PERCENT OF
                                     ALLOWANCE TO   LOANS IN EACH
                                        TOTAL        CATEGORY TO
                           AMOUNT     ALLOWANCE      TOTAL LOANS
                          --------   ------------   -------------
                                  (DOLLARS IN THOUSANDS)
Mortgage loans:
  One-to four-family....    $201         53.32%         79.11%
  Commercial real
    estate..............      35          9.28           6.19
  Construction and
    land................      --            --           1.96
                            ----        ------         ------
    Total mortgage
      loans.............     236         62.60          87.26
Commercial loans........      39         10.34           4.04
Consumer loans..........       5          1.33           8.70
Unallocated.............      97         25.73             --
                            ----        ------         ------
  Total allowance for
    loan losses.........    $377        100.00%        100.00%
                            ====        ======         ======

INVESTMENT ACTIVITIES

    GENERAL. The Bank is required to maintain an amount of liquid assets appropriate for its level of net savings withdrawals and current borrowings. It has generally been the Bank's policy to maintain a liquidity portfolio in excess of regulatory requirements. At September 30, 1999, the Bank's liquidity ratio was 7.22%. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, management's expectations of the level of yield that will be available in the future and management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities.

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

    The following table sets forth activity in the Bank's mortgage-backed securities held-to-maturity and available-for-sale portfolio for the periods indicated.

                                                              FOR THE YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Held-to-maturity:
  Beginning balance.........................................   $20,164     $25,144     $24,945
  Purchases.................................................     4,021          --       2,962
  Maturities................................................        --         (52)         --
  Principal repayments......................................    (5,343)     (4,904)     (2,737)
  Premium and discount amortization, net....................       (24)        (24)        (26)
                                                               -------     -------     -------
  Ending balance............................................   $18,818     $20,164     $25,144
                                                               =======     =======     =======

Available-for-sale:
  Beginning balance.........................................   $    --     $    --     $    --
  Purchases.................................................     4,908          --          --
  Maturities................................................        --          --          --
  Principal repayments......................................       (59)         --          --
  Premium and discount amortization, net....................         4          --          --
                                                               -------     -------     -------
  Ending balance............................................   $ 4,853     $    --     $    --
                                                               =======     =======     =======

    The following table sets forth certain information regarding the amortized cost and fair value of the Bank's securities at the dates indicated.

                                                                 AT SEPTEMBER 30,
                                        ------------------------------------------------------------------
                                                1999                   1998                   1997
                                        --------------------   --------------------   --------------------
                                        AMORTIZED     FAIR     AMORTIZED     FAIR     AMORTIZED     FAIR
                                          COST       VALUE       COST       VALUE       COST       VALUE
                                        ---------   --------   ---------   --------   ---------   --------
                                                                  (IN THOUSANDS)
Held-to-maturity:
  Investment securities (1)...........   $ 4,000    $ 3,733     $ 5,000    $ 5,031     $ 9,202    $ 9,207
  Mortgage-backed and mortgage-related
    securities........................    18,818     18,550      20,164     20,640      25,144     25,458
  Asset-backed securities.............     3,256      3,231       4,946      4,976       5,807      5,842
                                         -------    -------     -------    -------     -------    -------
    Total held-to-maturity............    26,074     25,514      30,110     30,647      40,153     40,507
                                         -------    -------     -------    -------     -------    -------
Available-for-sale:
  Marketable equity securities........        24        938          24        896          24        636
  Mortgage-backed and mortgage-related
    securities........................     4,853      4,692          --         --          --         --
                                         -------    -------     -------    -------     -------    -------
    Total available-for-sale..........     4,877      5,630          24        896          24        636
                                         -------    -------     -------    -------     -------    -------
    Total securities..................   $30,951    $31,144     $30,134    $31,543     $40,177    $41,143
                                         =======    =======     =======    =======     =======    =======

------------------------

(1) Consists of U.S. Treasury and government agency obligations.

    The following table sets forth the amortized cost and fair value of the Bank's mortgage-backed and mortgage-related securities which were classified as held-to-maturity and available-for-sale at the dates indicated.

                                                        AT SEPTEMBER 30,
                              ---------------------------------------------------------------------
                                            1999                                1998
                              ---------------------------------   ---------------------------------
                              AMORTIZED   PERCENT OF     FAIR     AMORTIZED   PERCENT OF     FAIR
                                COST       TOTAL(1)     VALUE       COST       TOTAL(1)     VALUE
                              ---------   ----------   --------   ---------   ----------   --------
                                                     (DOLLARS IN THOUSANDS)
Mortgage-backed and
  mortgage-related
  securities
Held-to-maturity:
Fixed rate:
    GNMA....................   $13,901       58.73%    $13,602     $13,358       66.25%    $13,741
    FHLMC...................       122        0.51         127         176        0.87         186
                               -------      ------     -------     -------      ------     -------
      Total fixed rate......    14,023       59.24      13,729      13,534       67.12      13,927
                               -------      ------     -------     -------      ------     -------
Adjustable rate:
    GNMA....................     4,362       18.43       4,393       5,935       29.43       6,011
    FHLMC...................       182        0.77         184         248        1.23         251
    FNMA....................       251        1.06         244         447        2.22         451
                               -------      ------     -------     -------      ------     -------
      Total adjustable
        rate................     4,795       20.26       4,821       6,630       32.88       6,713
                               -------      ------     -------     -------      ------     -------
      Total
        held-to-maturity....    18,818       79.50      18,550      20,164      100.00      20,640
                               -------      ------     -------     -------      ------     -------
Available-for-sale:
Fixed rate:
    GNMA....................     2,472       10.44       2,383          --          --          --
    FNMA....................     2,381       10.06       2,309          --          --          --
                               -------      ------     -------     -------      ------     -------
      Total
        available-for-sale..     4,853       20.50       4,692          --          --          --
                               -------      ------     -------     -------      ------     -------
        Total mortgage-
          backed and
          mortgage-related
          securities........   $23,671      100.00%    $23,242     $20,164      100.00%    $20,640
                               =======      ======     =======     =======      ======     =======

                                      AT SEPTEMBER 30,
                              ---------------------------------
                                            1997
                              ---------------------------------
                              AMORTIZED   PERCENT OF     FAIR
                                COST       TOTAL(1)     VALUE
                              ---------   ----------   --------
                                   (DOLLARS IN THOUSANDS)
Mortgage-backed and
  mortgage-related
  securities
Held-to-maturity:
Fixed rate:
    GNMA....................   $15,851       63.04%    $15,963
    FHLMC...................       238        0.95         250
                               -------      ------     -------
      Total fixed rate......    16,089       63.99      16,213
                               -------      ------     -------
Adjustable rate:
    GNMA....................     7,910       31.46       8,085
    FHLMC...................       365        1.45         376
    FNMA....................       780        3.10         784
                               -------      ------     -------
      Total adjustable
        rate................     9,055       36.01       9,245
                               -------      ------     -------
      Total
        held-to-maturity....    25,144      100.00      25,458
                               -------      ------     -------
Available-for-sale:
Fixed rate:
    GNMA....................        --          --          --
    FNMA....................        --          --          --
                               -------      ------     -------
      Total
        available-for-sale..        --          --          --
                               -------      ------     -------
        Total mortgage-
          backed and
          mortgage-related
          securities........   $25,144      100.00%    $25,458
                               =======      ======     =======

------------------------------

(1) Based on amortized cost.

    The following table sets forth certain information regarding the amortized cost and weighted average rate of the Bank's mortgage-backed and investment securities held-to-maturity and available-for-sale at September 30, 1999, by remaining period to contractual maturity. With respect to mortgage-backed securities, the entire amount is reflected in the maturity period that includes the final security payment date, and accordingly, no effect has been given to periodic repayments or possible prepayments.

                                                                   AT SEPTEMBER 30, 1999
                                              ---------------------------------------------------------------
                                                                         MORE THAN             MORE THAN
                                                                         ONE YEAR             FIVE YEARS
                                               ONE YEAR OR LESS        TO FIVE YEARS         TO TEN YEARS
                                              -------------------   -------------------   -------------------
                                                         WEIGHTED              WEIGHTED              WEIGHTED
                                              CARRYING   AVERAGE    CARRYING   AVERAGE    CARRYING   AVERAGE
                                               AMOUNT     YIELD      AMOUNT     YIELD      AMOUNT     YIELD
                                              --------   --------   --------   --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Debt securities:
Held-to-maturity:
Investment securities(1)....................    $--          --%      $ --         --%     $1,000      6.50%
Mortgage-backed and mortgage-related
  securities:
Fixed rate:
  GNMA......................................     --          --         --         --          --        --
  FHLMC.....................................     --          --         19       7.88          73      8.60
Adjustable rate:
  GNMA......................................     --          --         --         --          --        --
  FHLMC.....................................     --          --         --         --          --        --
  FNMA......................................     --          --         --         --          --        --
Asset-backed securities.....................     31        7.88        105       9.38         162      7.88
                                                ---                   ----                 ------
    Total held-to-maturity..................     31        7.88        124       9.15       1,235      6.81
                                                ---                   ----                 ------
Available-for-sale:
Fixed rate:
  GNMA......................................     --          --         --         --          --        --
  FNMA......................................     --          --         --         --          --        --
    Total available-for-sale................     --          --         --         --          --        --
                                                ---                   ----                 ------
    Total debt securities...................    $31        7.88%      $124       9.15%     $1,235      6.81%
                                                ===                   ====                 ======

                                                        AT SEPTEMBER 30, 1999
                                              -----------------------------------------

                                                   MORE THAN
                                                   TEN YEARS               TOTAL
                                              -------------------   -------------------
                                                         WEIGHTED              WEIGHTED
                                              CARRYING   AVERAGE    CARRYING   AVERAGE
                                               AMOUNT     YIELD      AMOUNT     YIELD
                                              --------   --------   --------   --------
                                                       (DOLLARS IN THOUSANDS)
Debt securities:
Held-to-maturity:
Investment securities(1)....................  $ 3,000      7.00%    $ 4,000      6.88%
Mortgage-backed and mortgage-related
  securities:
Fixed rate:
  GNMA......................................   13,901      7.08      13,901      7.08
  FHLMC.....................................       30     11.00         122      9.08
Adjustable rate:
  GNMA......................................    4,362      6.27       4,362      6.27
  FHLMC.....................................      182      6.25         182      6.25
  FNMA......................................      251      6.02         251      6.02
Asset-backed securities.....................    2,958      6.73       3,256      6.88
                                              -------               -------
    Total held-to-maturity..................   24,684      6.87      26,074      6.88
                                              -------               -------
Available-for-sale:
Fixed rate:
  GNMA......................................    2,472      6.50       2,472      6.50
  FNMA......................................    2,381      5.50       2,381      5.50
                                              -------               -------
    Total available-for-sale................    4,853      6.01       4,853      6.01
                                              -------               -------
    Total debt securities...................  $29,537      6.73%    $30,927      6.74%
                                              =======               =======

------------------------

(1)  Consists of U.S. Treasury and government agency obligations.

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

    The Bank has a significant amount of regular savings accounts which the Bank believes constitute "core deposits." In addition, since September 30, 1995, the Bank has attracted $6.5 million in no-cost demand deposit accounts, resulting from the increase in commercial customers during this time period, and $7.0 million in NOW accounts and Money Market accounts, resulting from increased marketing and competitive fee structure. At September 30, 1999, such accounts represented approximately 12.0% of the Bank's total deposits compared to 5.9% at September 30, 1995.

    The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented utilize month-end balances.

                                                         AT SEPTEMBER 30,
                                -------------------------------------------------------------------
                                              1999                               1998
                                --------------------------------   --------------------------------
                                           PERCENT OF                         PERCENT OF
                                             TOTAL      WEIGHTED                TOTAL      WEIGHTED
                                AVERAGE     AVERAGE     AVERAGE    AVERAGE     AVERAGE     AVERAGE
                                 AMOUNT     DEPOSITS      RATE      AMOUNT     DEPOSITS      RATE
                                --------   ----------   --------   --------   ----------   --------
                                                      (DOLLARS IN THOUSANDS)
Demand deposits...............  $ 4,919        7.03%        --%    $ 2,595        4.35%        --%
NOW accounts..................    6,646        9.49       0.84       4,329        7.25       1.09
Regular savings accounts......   16,227       23.18       1.28      15,370       25.74       1.15
Money market accounts.........    2,225        3.18       3.06       1,645        2.76       3.10
                                -------      ------                -------      ------
    Total.....................   30,017       42.88       1.32      23,939       40.10       1.28
                                -------      ------                -------      ------
Time deposits:(1)
  6 months or less............    5,729        8.19       4.54       4,172        6.99       4.64
  Over 6 months through
    12 months.................   16,542       23.63       4.84      13,933       23.34       5.30
  Over 12 through 36 months...   15,637       22.34       5.36      15,664       26.24       5.73
  Over 36 months..............    2,072        2.96       6.52       1,997        3.33       6.68
                                -------      ------                -------      ------
    Total time deposits.......   39,980       57.12       5.24      35,766       59.90       5.62
                                -------      ------                -------      ------
    Total average deposits....  $69,997      100.00%      3.73%    $59,705      100.00%      4.00%
                                =======      ======                =======      ======

                                        AT SEPTEMBER 30,
                                --------------------------------
                                              1997
                                --------------------------------
                                           PERCENT OF
                                             TOTAL      WEIGHTED
                                AVERAGE     AVERAGE     AVERAGE
                                 AMOUNT     DEPOSITS      RATE
                                --------   ----------   --------
                                     (DOLLARS IN THOUSANDS)
Demand deposits...............  $ 1,219        2.32%        --%
NOW accounts..................    3,443        6.55       1.02
Regular savings accounts......   14,548       27.67       0.98
Money market accounts.........      739        1.40       3.11
                                -------      ------
    Total.....................   19,949       37.94       1.07
                                -------      ------
Time deposits:(1)
  6 months or less............    3,612        6.87       4.73
  Over 6 months through
    12 months.................   12,026       22.87       5.20
  Over 12 through 36 months...   15,168       28.84       6.09
  Over 36 months..............    1,828        3.48       6.67
                                -------      ------
    Total time deposits.......   32,634       62.06       5.67
                                -------      ------
    Total average deposits....  $52,583      100.00%      3.99%
                                =======      ======

------------------------------

(1) Based on remaining maturity of deposits.

       For more information on the Bank's deposit accounts, see Note 6 of
                  Notes to Consolidated Financial Statements.

    The following table represents, by interest rate ranges, the amount of time deposits outstanding at the dates indicated.

                                                                     AT SEPTEMBER 30,
                                                              ------------------------------
INTEREST RATE RANGE                                             1999       1998       1997
-------------------                                           --------   --------   --------
                                                                      (IN THOUSANDS)
Time deposits:
  0 to 4.00%................................................  $   299    $   334    $   187
  4.01% to 5.00%............................................   26,350     11,262      9,912
  5.01% to 6.00%............................................   10,831     21,116     17,698
  6.01% to 7.00%............................................    2,500      3,881      2,420
  7.01% to 8.00%............................................      984      1,014      4,501
  8.01% to 9.00%............................................       --         --         --
  Over 9.01%................................................       --         --         --
                                                              -------    -------    -------
    Total...................................................  $40,964    $37,607    $34,718
                                                              =======    =======    =======

    The following table presents the deposit activity of the Bank for the periods indicated.

                                                                    FOR THE YEAR ENDED
                                                                      SEPTEMBER 30,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Net deposits................................................  $ 7,898     $6,746     $4,009
Interest credited on deposit accounts.......................    2,425      2,285      2,050
                                                              -------     ------     ------
Total increase in deposit accounts..........................  $10,323     $9,031     $6,059
                                                              =======     ======     ======

    At September 30, 1999, the Bank had $14.4 million in time deposits (accounts in amounts over $100,000) maturing as follows:

                                                                           WEIGHTED
                                                               AMOUNT    AVERAGE RATE
                                                              --------   ------------
                                                              (DOLLARS IN THOUSANDS)
Maturity Period:
  Within three months.......................................  $ 3,234        4.82%
  After three but within six months.........................    2,087        4.99
  After six but within twelve months........................    6,180        5.44
  After twelve months.......................................    2,850        5.21
                                                              -------
    Total...................................................  $14,351        5.19%
                                                              =======

    BORROWINGS. Savings deposits historically have been the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the FHLB to supplement its supply of lendable funds and to meet liquidity requirements. Due to recent lending activity and demand for liquidity, the Bank has utilized this borrowing power, and has received advances from the FHLB. Advances from the FHLB are secured by the Bank's mortgage loans and investment securities. The Bank had FHLB advances of $27.0 million outstanding at September 30, 1999.

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

    The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated:

                                                                 AT OR FOR THE YEAR ENDED
                                                                      SEPTEMBER 30,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
FHLB of Boston advances:
  Average balance outstanding...............................  $20,292    $22,858    $26,044
  Maximum amount outstanding at any month-end during the
    period..................................................   27,036     25,019     26,958
  Balance outstanding at end of period......................   27,036     18,204     25,104
  Weighted average interest rate during the period..........     5.55%      5.74%      5.86%
  Weighted average interest rate at end of period...........     5.54%      5.43%      5.84%

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

    Competition from other financial institutions operating in the Bank's local community includes a number of both large and small commercial banks and savings institutions. As of September 30, 1999, the Bank's market share was approximately 14% of overall financial institution deposits in the City of Revere. The Bank has experienced growth in deposits in recent years primarily due to an increased emphasis on marketing products and services. However, competition remains high in the marketplace.

EMPLOYEES

    At September 30, 1999, the Bank had 27 full-time and 10 part-time employees. None of the Bank's employees is represented by a collective bargaining agreement. Management of the Bank believes that it enjoys excellent relations with its personnel.

SUBSIDIARY ACTIVITIES

    The Bank's subsidiary, RFS Investment Corp., holds certain investments of the Bank and is a tax-advantaged qualified "security corporation" under Massachusetts law. The Bank's investment in its wholly-owned service corporation, RFS Investment Corp., was $24.8 million at September 30, 1999.

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

STATE TAXATION

    Prior to July, 1995, the Bank was subject to an annual Massachusetts excise (income) tax equal to 12.54% of its pre-tax income. In 1995, legislation was enacted to reduce the Massachusetts bank excise (income) tax rate and to allow Massachusetts-based financial institutions to apportion income earned in other states. Further, this legislation expands the applicability of the tax to non-bank entities and out-of-state financial institutions. The Massachusetts excise tax rate for co-operative banks is currently 10.91% of federal taxable income, adjusted for certain items. It is anticipated that this rate will be gradually reduced over the next few years so that the Bank's tax rate will become 10.5% by March 31, 2000. Taxable income includes gross income as defined under the Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Code. In addition, carryforwards and carrybacks of net operating losses are not allowed. As a "financial institution" under Massachusetts law, the Company will be subject to an annual Massachusetts excise (income) tax equal to 10.50% of its pre-tax income.

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

    LOANS TO ONE BORROWER. Under the HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At September 30, 1999, the Bank's regulatory limit on loans to one borrower was $1.4 million. At September 30, 1999, the Bank's largest aggregate amount of loans to one borrower was $1.2 million, and the second largest borrower had an aggregate balance of $1.1 million. The Bank is in compliance with all applicable limitations on loans to one borrower.

    QTL TEST. The HOLA requires a savings association to meet a qualified thrift lender, or "QTL" test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent 12-month period.

"Portfolio assets" means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) goodwill and other intangible assets, and (c) the value of property used to conduct the association's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of an association's portfolio assets. Recent legislation broadened the scope of "qualified thrift investments" to include 100% of an institution's credit card loans, education loans, and small business loans. A savings association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986. At September 30, 1999, the Bank maintained 93.44% of its portfolio assets in qualified thrift investments. The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender.

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

    CAPITAL REQUIREMENTS. The OTS regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations, a leverage ratio requirement of 4.0% of core capital to such adjusted total assets and a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-weighted assets. The OTS and the federal banking regulators have proposed amendments to their minimum capital regulations to provide that the minimum leverage capital ratio for a depository institution that has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Ratings System will be 3% and that the minimum leverage capital ratio for any other depository institution will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining compliance with the risk-based capital requirement, a savings association must compute its risk-weighted assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset.

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

    The OTS has promulgated a regulation that requires a savings association with "above normal" interest rate risk, when determining compliance with its risk-based capital requirement, to hold additional capital to account for its "above normal" interest rate risk. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) resulting from a hypothetical 2% increase or decrease in market rates of interest, divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. At the times when the 3-month Treasury bond equivalent yield falls below 4%, an association may compute its interest rate risk on the basis of a decrease equal to one-half of that Treasury rate rather than on the basis of 2%. A savings association whose measured interest rate risk exposure exceeds 2% would be considered to have "above normal" risk. The interest rate risk component is an amount equal to one-half of the difference between the association's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Any required deduction for interest rate risk becomes effective on the last day of the third quarter following the reporting date of the association's financial data on which the interest rate risk was computed. The regulations authorize the Director of the OTS to waive or defer an association's interest rate risk component on a case-by-case basis. The OTS has indefinitely deferred the implementation of the interest rate risk component in the computation of an institution's risk-based capital requirements. The OTS continues to monitor the interest rate risk of individual institutions and retains the right to impose additional capital requirements on individual institutions. At September 30, 1999, the Bank was not required to maintain any additional risk-based capital under this rule.

    At September 30, 1999, the Bank met each of its capital requirements.

    The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at September 30, 1999.

                                                                                       TO BE WELL
                                                                                      CAPITALIZED
                                                                FOR CAPITAL           UNDER PROMPT
                                                                  ADEQUACY         CORRECTIVE ACTION
                                             ACTUAL               PURPOSES             PROVISIONS
                                      --------------------  --------------------  --------------------
                                       AMOUNT      RATIO     AMOUNT      RATIO     AMOUNT      RATIO
                                      ---------  ---------  ---------  ---------  ---------  ---------
                                                           (DOLLARS IN THOUSANDS)
As of September 30, 1999:
Total Capital (to Risk Weighted
  Assets)...........................  $   9,534      18.58% $   4,106       8.00% $   5,133      10.00%
Core Capital (to Adjusted Tangible
  Assets)...........................      8,911       7.98      4,469       4.00      5,586       5.00
Tangible Capital (to Tangible
  Assets)...........................      8,911       7.98      1,676       1.50        N/A        N/A
Tier 1 Capital (to Risk Weighted
  Assets)...........................      8,911      17.36        N/A        N/A      3,080       6.00

    LIMITATION ON CAPITAL DISTRIBUTIONS. OTS regulations currently impose limitations upon capital distributions by a savings association, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. At least 30-days written notice must be given to the OTS of a proposed capital distribution by a savings association, and capital distributions in excess of specified earnings or by certain institutions are subject to approval by the OTS. An association that has capital in excess of all fully phased-in regulatory capital requirements before and after a proposed capital distribution and that is not otherwise restricted in making capital distributions, may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (a) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (b) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to meet its minimum capital requirements, as described above. See "--Prompt Corrective Regulatory Action." The OTS has proposed amendments of its capital distribution regulations to reduce regulatory burdens on savings associations. If adopted as proposed, certain savings associations will be permitted to pay capital distributions within the amounts described above for Tier 1 institutions without notice to, or the approval of, the OTS. However, a savings association subsidiary of a savings and loan holding company, such as the Bank after the Reorganization, will continue to have to file a notice unless the specific capital distribution requires an application.

    LIQUIDITY. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, certain bankers' acceptances, specified United States Government, state and federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. Monetary penalties may be imposed for failure to meet the liquidity requirement. The Bank's average liquidity ratio for the month ended September 30, 1999 was 7.22% which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

    ASSESSMENTS. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly Thrift Financial Report. During January and July 1999, the Bank paid assessments of $13,896 and $14,819, respectively.

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

    BRANCHING. Subject to certain limitations, the HOLA and the OTS regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such branches is available (a) in states that expressly authorize branches of savings associations located in another state or (b) to an association that qualifies as a "domestic building and loan association" under the Internal Revenue Code of 1986, which imposes qualification requirements similar to those for a "qualified thrift lender" under the HOLA. See "--QTL Test." The authority for a federal savings association to establish an interstate branch network would facilitate a geographic diversification of the association's activities. This authority under the HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

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

    PROMPT CORRECTIVE REGULATORY ACTION. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of five categories based on the association's capital. Generally, a savings association is treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of core capital to risk-weighted assets is at least 6.0%, its ratio of core capital to total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings association will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8.0%, its ratio of core capital to risk-weighted assets is at least 4.0%, and its ratio of core capital to total assets is at least 4.0% (3.0% if the association receives the highest rating under the Uniform Financial Institutions Rating System). A savings association that has a total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 capital ratio that is less than 4.0% (3.0% leverage ratio if the association receives the highest rating under the Uniform Financial Institutions Rating System) is considered to be "undercapitalized." A savings association that has a total risk-based capital of less than 6.0% or a Tier 1 risk-based capital ratio or a leverage ratio of less than 3.0% is considered to be "significantly undercapitalized." A savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." The elements of an association's capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements. See "--Capital Requirements."

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

    The Funds Act also amended the FDIA to expand the assessment base for the payments on the FICO bonds. Beginning January 1, 1997, the assessment base for the FICO bonds included the deposits of both BIF- and SAIF-insured institutions. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. The annual rate of assessments for the payments on the FICO bonds for the first, second, third and fourth quarters of 1999 were 0.0622%, 0.0610%, 0.0582% and 0.0610%, respectively.

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

    FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Boston, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Boston, is required to acquire and hold shares of capital stock in the FHLB of Boston in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 1/20 of its advances (borrowings) from the FHLB of Boston. The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB of Boston at September 30, 1999, of $1.5 million. Any advances from a Federal Home Loan Bank must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

    The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the Federal Home Loan Banks can pay as dividends to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. The FHLB of Boston paid dividends on the Bank's capital stock of $98,000, $95,000 and $91,000 during the years ended September 30, 1999, 1998 and 1997, respectively. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank's net interest income would likely also be reduced.

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

REGULATION OF THE HOLDING COMPANIES

    GENERAL. The Company and the MHC are holding companies chartered pursuant to Section 10(o) of the HOLA. As such, the Company and the MHC are registered with and subject to OTS examination and supervision as well as certain reporting requirements. In addition, the OTS has enforcement authority over the Company and the MHC and any of its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness, or stability of a subsidiary savings institution. Unlike bank holding companies, federal mutual holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve System.

    RESTRICTIONS APPLICABLE TO ACTIVITIES OF MUTUAL HOLDING COMPANIES. Pursuant to Section 10(o) of the HOLA, a mutual holding company, such as the MHC, and a federally chartered mid-tier holding company such as the Company may engage only in the following activities: (i) investing in the stock of a savings institution; (ii) acquiring a mutual association through the merger of such association into a savings institution subsidiary of such holding company or an interim savings institution subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings institution; (iv) investing in a corporation the capital stock of which is available for purchase by a savings institution under federal law or under the law of any state where the subsidiary savings institution or associations have their home offices; (v) furnishing or performing management services for a savings institution subsidiary of such holding company; (vi) holding, managing, or liquidating assets owned or acquired from a savings institution subsidiary of such company; (vii) holding or managing properties used or occupied by a savings institution subsidiary of such company; (viii) acting as trustee under a deed of trust; (ix) any other activity (a) that the FRB, by regulation, has determined to be permissible for bank holding companies under
Section 4(c) of the BHC Act, unless the Director of the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies, or
(b) in which multiple savings and loan holding companies were authorized by regulation to directly engage on March 5, 1987; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such holding company is approved by the Director of the OTS. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed above, and it has a period of two years to cease any non-conforming activities and divest any non-conforming investments.

    RESTRICTIONS APPLICABLE TO ALL SAVINGS AND LOAN HOLDING COMPANIES. The HOLA prohibits a savings and loan holding company, including the Company and the MHC, directly or indirectly, from acquiring (i) control (as defined under HOLA) of another savings institution (or a holding company parent thereof) without prior OTS approval; (ii) more than 5% of the voting shares of another savings institution (or holding company parent thereof) that is not a subsidiary, subject to certain exceptions; (iii) through merger, consolidation, or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company thereof) without prior OTS approval; or (iv) control of any depository institution not insured by the FDIC (except through a merger with and into the holding company's savings institution subsidiary that is approved by the OTS).

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

FEDERAL SECURITIES LAWS

    The Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

ITEM 2. DESCRIPTION OF PROPERTY

    The following table sets forth certain information at September 30, 1999 regarding the Company's office facilities, which are owned by the Company and certain other information relating to its property at that date.

                                                                  YEAR COMPLETED    SQUARE FOOTAGE   COST VALUE
                                                                 -----------------  ---------------  ----------
Main Office:         310 Broadway Revere, MA                              1977             3,500     $  449,000
Branch Office:       357 Beacham Avenue Chelsea, MA                       1998             1,800     $  295,000

    In addition to its main office, the Company leases office space in an adjacent building to house certain administrative personnel. The Company also has a cash dispensing ATM at Logan Airport, a cash dispensing ATM at 616 Winthrop Avenue, Revere, a cash dispensing ATM at 173 Commercial Street, Boston and opened a branch office on December 21, 1998 in Chelsea, Massachusetts. At September 30, 1999, the cost value of the Company's computer equipment and other furniture, fixtures and equipment at its existing offices totaled $1.1 million. For more information, see note 5 of the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

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

                                                                                  STOCK PRICE
                                                                              --------------------
1999                                                                            HIGH        LOW
----------------------------------------------------------------------------  ---------  ---------
First Quarter...............................................................  $    9.75  $    8.50
Second Quarter..............................................................      10.25       8.25
Third Quarter...............................................................       8.50       8.00
Fourth Quarter..............................................................      10.75       7.25

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

    The selected consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes thereto.

                                                                                          AT SEPTEMBER 30,
                                                                                  --------------------------------
                                                                                     1999       1998       1997
                                                                                  ----------  ---------  ---------
                                                                                           (IN THOUSANDS)
SELECTED FINANCIAL DATA:
  Total assets..................................................................  $  112,164  $  89,468  $  86,920
  Loans, net....................................................................      72,460     46,852     41,175
  Investments (1)...............................................................      31,705     31,005     40,790
  Total deposits................................................................      74,807     64,484     55,452
  FHLB advances.................................................................      27,036     18,204     25,104
  Total equity..................................................................      10,020      6,484      6,039
  Allowance for loan losses.....................................................         624        528        377
  Non-performing loans..........................................................           3        199        157
  Non-performing assets.........................................................           3        199        157

                                                                                        FOR THE YEAR ENDED SEPTEMBER
                                                                                                     30,
                                                                                       -------------------------------
                                                                                         1999       1998       1997
                                                                                       ---------  ---------  ---------
                                                                                               (IN THOUSANDS)
SELECTED OPERATING DATA:
  Interest and dividend income.......................................................  $   7,108  $   6,577  $   6,150
  Interest expense...................................................................      3,552      3,597      3,577
                                                                                       ---------  ---------  ---------
  Net interest and dividend income...................................................      3,556      2,980      2,573
  Provision for loan losses..........................................................        103        197         60
                                                                                       ---------  ---------  ---------
  Net interest and dividend income after provision for loan losses...................      3,453      2,783      2,513
  Total noninterest income...........................................................        348        214        138
  Total noninterest expense..........................................................      3,225      2,533      1,888
                                                                                       ---------  ---------  ---------
  Income before income taxes.........................................................        576        464        763
  Income taxes.......................................................................        191        173        287
                                                                                       ---------  ---------  ---------
  Net income.........................................................................  $     385  $     291  $     476
                                                                                       =========  =========  =========

                                                        (FOOTNOTES ON NEXT PAGE)

                                                                                        AT OR FOR THE YEAR ENDED
                                                                                             SEPTEMBER 30,
                                                                                    --------------------------------
                                                                                       1999       1998       1997
                                                                                    ----------  ---------  ---------
SELECTED FINANCIAL RATIOS AND OTHER DATA(2)
PERFORMANCE RATIOS:
Return on average assets..........................................................        0.38%      0.33%      0.56%
Return on average equity..........................................................        4.09       4.94       8.66
Average equity to average assets..................................................        9.39       6.66       6.52
Equity to total assets at end of period...........................................        8.93       7.25       6.95
Average interest rate spread......................................................        3.37       3.14       2.86
Net interest margin...............................................................        3.77       3.46       3.13
Average interest-earning assets to average interest-bearing liabilities...........      110.61     107.71     106.16
Total noninterest expense to average assets.......................................        3.22       2.86       2.24
Efficiency ratio(3)...............................................................       82.61      79.30      69.64
REGULATORY CAPITAL RATIOS:
Tangible capital..................................................................        7.98       6.67       6.54
Core capital......................................................................        7.98       6.67       6.54
Risk-based capital................................................................       18.58      17.72      21.33
ASSET QUALITY RATIOS:
Non-performing loans as a percent of loans........................................        0.00       0.42       0.38
Non-performing assets as a percent of total assets................................        0.00       0.22       0.18
Allowance for loan losses as a percent of loans...................................        0.85       1.11       0.91
Allowance for loan losses as a percent of non-performing loans....................   20,800.00     265.45     240.03
NUMBER OF:
Loans outstanding.................................................................       1,284        857        775
Deposit accounts..................................................................       8,942      8,083      6,907
Full-service offices..............................................................           2          1          1
Full-time equivalent employees....................................................          31         27         22

------------------------

(1) The Bank adopted Statement of Financial Accounting Standards ("SFAS")
    No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") as of September 30, 1994. Investments exclude FHLB Stock of $1.5 million, $1.5 million, and $1.4 million for the years ended
    September 30, 1999, September 30, 1998 and September 30, 1997, respectively.

(2) Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average daily balances during the indicated periods and are annualized where appropriate.

(3) The efficiency ratio represents the ratio of noninterest expenses divided by the sum of net interest and dividend income and noninterest income.

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

    Presented below, as of September 30, 1999, is an analysis performed by the OTS of our interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points. Our exposure to interest rate risk results from the concentration of fixed rate mortgage loans in our portfolio.

                                                                                                   NPV AS % OF PRESENT
                                                           NET PORTFOLIO VALUE                       VALUE OF ASSETS
                                                          ----------------------                 ------------------------
CHANGE IN RATES                                            $ AMOUNT    $ CHANGE     % CHANGE      NPV RATIO     CHANGE*
--------------------------------------------------------  -----------  ---------  -------------  -----------  -----------
                                                          (DOLLARS IN THOUSANDS)
+400 bp.................................................   $      --   $      --           --%           --%          --
+300 bp.................................................       4,574      -6,762          -60          4.37         -563
+200 bp.................................................       6,893      -4,443          -39          6.41         -360
+100 bp.................................................       9,223      -2,113          -19          8.34         -166
   0 bp.................................................      11,336                                  10.00
-100 bp.................................................      12,848       1,512          +13         11.12         +112
-200 bp.................................................      13,952       2,616          +23         11.89         +188
-300 bp.................................................      14,961       3,625          +32         12.56         +255
-400 bp.................................................          --          --           --            --           --

------------------------

* Basis points

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

                  AVERAGE BALANCES, INTEREST, YIELDS AND RATES

    The following tables set forth certain information relating to the Bank for the years ended September 30, 1999, 1998 and 1997, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include fees which are considered adjustments to yields.

                                                                    FOR THE YEAR ENDED SEPTEMBER 30,
                                         ---------------------------------------------------------------------------------------
                                                        1999                                  1998                      1997
                                         -----------------------------------  -------------------------------------  -----------
                                                                   AVERAGE                                AVERAGE
                                          AVERAGE                  YIELD/       AVERAGE                   YIELD/       AVERAGE
                                          BALANCE    INTEREST       COST        BALANCE     INTEREST       COST        BALANCE
                                         ---------  -----------  -----------  -----------  -----------  -----------  -----------
                                                                         (DOLLARS IN THOUSANDS)
ASSETS:
INTEREST-EARNING ASSETS:
  Interest-bearing deposits............  $     585   $      17         2.91%   $     422    $      18         4.27%   $     453
  Federal funds sold...................      2,921         154         5.27        5,224          279         5.34        1,308
  Investment securities(1).............     31,904       2,120         6.64       35,445        2,473         6.98       44,092
  Loans(2).............................     59,016       4,817         8.16       45,043        3,807         8.45       36,324
                                                     ---------                              ---------
    Total interest-earning assets......     94,426       7,108         7.53       86,134        6,577         7.64       82,177
                                                     ---------                              ---------
  Noninterest-earning assets...........      5,757                                 2,356                                  2,144
                                         ---------                             ---------                              ---------
    Total assets.......................  $ 100,183                             $  88,490                              $  84,321
                                         =========                             =========                              =========
LIABILITIES AND EQUITY:
INTEREST-BEARING LIABILITIES:
  NOW accounts.........................  $   6,646   $      56         0.84%   $   4,329    $      47         1.09%   $   3,443
  Regular savings accounts.............     16,227         208         1.28       15,370          176         1.15       14,548
  Money market accounts................      2,225          68         3.06        1,645           51         3.10          739
  Time deposits........................     39,980       2,093         5.24       35,766        2,011         5.62       32,634
                                                     ---------                              ---------
    Total interest-bearing deposits....     65,078       2,425         3.73       57,110        2,285         4.00       51,364
  Advances from FHLB...................     20,292       1,127         5.55       22,858        1,312         5.74       26,044
                                                     ---------                              ---------
    Total interest-bearing
      liabilities......................     85,370       3,552         4.16       79,968        3,597         4.50       77,408
                                                     ---------                              ---------
Demand deposits........................      4,919                                 2,595                                  1,219
Other liabilities......................        482                                    32                                    199
                                         ---------                             ---------                              ---------
    Total liabilities..................     90,771                                82,595                                 78,826
Equity.................................      9,412                                 5,895                                  5,495
                                         ---------                             ---------                              ---------
    Total liabilities and equity.......  $ 100,183                             $  88,490                              $  84,321
                                         =========                             =========                              =========
Net interest income....................              $   3,556                              $   2,980
                                                     =========                              =========
Net interest rate spread(3)............                                3.37%                                  3.14%
                                                                  =========                              =========
Net interest margin(4).................                                3.77%                                  3.46%
                                                                  =========                              =========
Ratio of interest-earning assets to
  interest-bearing liabilities.........     110.61%                               107.71%                                106.16%
                                         =========                             =========                              =========

                                                        AVERAGE
                                                        YIELD/
                                          INTEREST       COST
                                         -----------  -----------
ASSETS:
INTEREST-EARNING ASSETS:
  Interest-bearing deposits............   $      16         3.53%
  Federal funds sold...................          69         5.28
  Investment securities(1).............       3,068         6.96
  Loans(2).............................       2,997         8.25
                                          ---------
    Total interest-earning assets......       6,150         7.48
                                          ---------
  Noninterest-earning assets...........
    Total assets.......................
LIABILITIES AND EQUITY:
INTEREST-BEARING LIABILITIES:
  NOW accounts.........................   $      35         1.02%
  Regular savings accounts.............         142         0.98
  Money market accounts................          23         3.11
  Time deposits........................       1,850         5.67
                                          ---------
    Total interest-bearing deposits....       2,050         3.99
  Advances from FHLB...................       1,527         5.86
                                          ---------
    Total interest-bearing
      liabilities......................       3,577         4.62
                                          ---------
Demand deposits........................
Other liabilities......................
    Total liabilities..................
Equity.................................
    Total liabilities and equity.......
Net interest income....................   $   2,573
                                          =========
Net interest rate spread(3)............                     2.86%
                                                       =========
Net interest margin(4).................                     3.13%
                                                       =========
Ratio of interest-earning assets to
  interest-bearing liabilities.........

------------------------------

(1) Includes investment securities available-for-sale, held-to-maturity and stock in FHLB-Boston.

(2) Amount is net of deferred loan origination fees, allowance for loan losses and includes non-accrual loans.

(3) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4) Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

                                              FOR THE YEAR ENDED                           FOR THE YEAR ENDED
                                              SEPTEMBER 30, 1999                           SEPTEMBER 30, 1998
                                            COMPARED TO YEAR ENDED                       COMPARED TO YEAR ENDED
                                              SEPTEMBER 30, 1998                           SEPTEMBER 30, 1997
                                    --------------------------------------       --------------------------------------
                                      INCREASE/(DECREASE)                          INCREASE/(DECREASE)
                                            DUE TO                                       DUE TO
                                    -----------------------                      -----------------------
                                     VOLUME          RATE           NET           VOLUME          RATE           NET
                                    --------       --------       --------       --------       --------       --------
                                                                      (IN THOUSANDS)
Interest-earning assets:
Interest-bearing deposits.........   $    6         $  (7)         $   (1)        $  (1)          $  3          $   2
Federal funds sold................     (122)           (3)           (125)          209              1            210
Investment securities.............     (240)         (113)           (353)         (603)             8           (595)
Loans, net........................    1,160          (150)          1,010           729             81            810
                                     ------         -----          ------         -----           ----          -----
Total interest-earning assets.....      804          (273)            531           334             93            427
                                     ------         -----          ------         -----           ----          -----

Interest-bearing liabilities:
NOW accounts......................       22           (13)              9             9              3             12
Regular savings accounts..........       11            21              32             8             26             34
Money market accounts.............       18            (1)             17            28             --             28
Time deposits.....................      227          (145)             82           166             (5)           161
                                     ------         -----          ------         -----           ----          -----
Total deposits....................      278          (138)            140           211             24            235
FHLB advances.....................     (143)          (42)           (185)         (183)           (32)          (215)
                                     ------         -----          ------         -----           ----          -----
Total interest-bearing
  liabilities.....................      135          (180)            (45)           28             (8)            20
                                     ------         -----          ------         -----           ----          -----
Net change in net interest
  income..........................   $  669         $ (93)         $  576         $ 306           $101          $ 407
                                     ======         =====          ======         =====           ====          =====

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998.

    The Company's total assets increased by $22.7 million or 25.4% to $112.2 million at September 30, 1999 from $89.5 million at September 30, 1998. The net increase in total assets is primarily attributable to a $25.6 million increase in net loans. Total net loans increased by $25.6 million or 54.6% to $72.5 million or 64.6% of total assets at September 30, 1999 as compared to $46.9 million or 52.4% of total assets at September 30, 1998. The Company's loan growth reflected the continued emphasis on commercial and commercial real estate lending. Investment securities held by the Bank increased by $700,000 or 2.2% to $33.2 million at September 30, 1999 from $32.5 million at September 30, 1998. This increase is due primarily to the purchase of $8.9 million in mortgage-backed securities net of the scheduled principal paydowns of mortgage-backed and asset-backed securities.

    Total deposits increased by $10.3 million or 16.0% to $74.8 million at September 30, 1999 from $64.5 million at September 30, 1998. This increase was primarily the result of the opening of the Chelsea branch and ordinary deposit growth. Total Federal Home Loan Bank of Boston ("FHLB") advances increased by $8.8 million or 48.4% to $27.0 million at September 30, 1999 from $18.2 million at September 30, 1998 due to the Bank's need to fund increased loan originations. Total equity increased by $3.5 million or 53.8% to $10.0 million at September 30, 1999 from $6.5 million at September 30, 1998 as a result of $3.7 million raised from the sale of common stock, net income of $385,000 and a decrease of $75,000 in the net unrealized gain on securities.

COMPARISON OF THE OPERATING RESULTS FOR THE TWELVE MONTHS ENDED SEPTEMBER 30,
  1999 AND 1998.

    NET INCOME. The Company's net income for the twelve months ended
September 30, 1999 was $385,000 as compared to $291,000 for the twelve months ended September 30, 1998. This $94,000 or 32.3% increase in net income during the period was the result of an increase of $531,000 in interest and dividend income, an increase of $133,000 in other income, a decrease of $45,000 in interest expense, offset by an increase of $692,000 in operating expenses. The increase in other income was primarily the result of increased fees on transactional deposit accounts. The Company's continued expansion of its lending activities accounted for the increase in interest income, while its operating expenses increased due to the Company's planned expenditures in human and technological resources, including increased staffing and non-recurring start-up expenses associated with the Company's new branch office in Chelsea, Massachusetts. The return on average assets for the twelve months ended September 30, 1999 was .38% compared to .33% for the twelve months ended September 30, 1998.

    INTEREST AND DIVIDEND INCOME. Total interest and dividend income increased by $531,000 or 8.1% to $7.1 million for the twelve months ended September 30, 1999 from $6.6 million for the twelve months ended September 30, 1998. The increase in interest and dividend income was a result of a higher level of commercial and commercial real estate loans. The average balance of net loans for the twelve months ended September 30, 1999 was $59.0 million compared to $45.0 million for the twelve months ended September 30, 1998. The average yield on net loans was 8.16% for the twelve months ended September 30, 1999 compared to 8.45% for the twelve months ended September 30, 1998. The average balance of investment securities for the twelve months ended September 30, 1999 was $31.9 million compared to $35.4 million for the twelve months ended
September 30, 1998. The average yield on investment securities was 6.64% for the twelve months ended September 30, 1999 compared to 6.98% for the twelve months ended September 30, 1998.

    INTEREST EXPENSE. Interest expense decreased by $45,000 or 1.3% to $3.6 million for the twelve months ended September 30, 1999 from $3.6 million for the twelve months ended September 30, 1998. Average interest-bearing deposits increased by $8.0 million or 14.0% to $65.1 million for the twelve months ended September 30, 1999. Deposit balances have increased as a result of offering various deposit products with competitive rates. Accordingly, interest expense on deposits increased $140,000 or 6.1% to $2.4 million during this period from $2.3 million during fiscal year 1998. Interest expense on advances from the Federal Home Loan Bank decreased $185,000 or 14.1% to $1.1 million for the year ended September 30, 1999 from $1.3 million for the year ended September 30, 1998.

    NET INTEREST AND DIVIDEND INCOME. The Company's net interest and dividend income for the twelve months ended September 30, 1999 increased $576,000 or 19.3% to $3.6 million from $3.0 million for the twelve months ended
September 30, 1998. The increase is attributed to a combination of the $531,000 increase in interest and dividend income and the $45,000 decrease in interest expense on deposits and borrowed funds.

    The average yield on interest earning assets decreased 11 basis points to 7.53% for the twelve months ended September 30, 1999 from 7.64% for the twelve months ended September 30, 1998, while the average cost on interest-bearing liabilities decreased by 34 basis points to 4.16% for the twelve months ended September 30, 1999 from 4.50% for the twelve months ended September 30, 1998. As a result of the Company's strategy to restructure the balance sheet, the interest rate spread increased to 3.37% for the twelve months ended
September 30, 1999 from 3.14% for the twelve months ended September 30, 1998 and the net interest margin improved to 3.77% from 3.46% during this period.

    PROVISION FOR LOAN LOSSES. The allowance for loan losses is maintained through the provision for loan losses which is a charge to operations. The provision reflects management's assessment of losses and is based on the perceived higher risks inherent in small business and commercial real estate lending as well as the growth of the loan portfolio. The Company considers many factors in determining the level of the provision for loan losses. Collateral value on a loan-by-loan basis, trends of loan delinquencies, risk classification identified in the Company's regular review of individual loans, and economic conditions are major factors in establishing the provision. The provision for loan losses decreased by $94,000 or 47.7% to $103,000 for the twelve months ended September 30, 1999 from $197,000 for the twelve months ended September 30, 1998. At September 30, 1999, the balance of the allowance for loan losses was $624,000 or .85% of total loans versus $528,000 or 1.11% of total loans at September 30, 1998.

    NONINTEREST INCOME. Total noninterest income increased by $133,000 or 62.4% to $347,000 for the twelve months ended September 30, 1999 from $214,000 for the twelve months ended September 30, 1998. The increase was primarily the result of increased fees on transactional deposit accounts. The Bank anticipates increases to noninterest income as it continues to expand the volume of its deposit relationships. It is also the Bank's goal to increase its level of noninterest income by continually considering additional sources of revenue.

    NONINTEREST EXPENSE. Noninterest expense increased by $692,000 or 27.3% to $3.2 million for the twelve months ended September 30, 1999 from $2.5 million for the twelve months ended September 30, 1998. The increase resulted primarily from a general increase in operating expenses. Salaries and employee benefits, the largest component of noninterest expense, was $1.6 million for the twelve months ended September 30, 1999 as compared to $1.2 million for the twelve months ended September 30, 1998, an increase of $390,000 or 32.0%. This increase was primarily associated with approximately $311,000 in additional compensation expenses due to the addition of full time equivalent employees, in our branch, lending and operations department, necessary to provide support for the Company's expanded lending and deposit activities resulting from the establishment of the Company's commercial lending department. During the period, professional fees increased $72,000 to $285,000 or 33.8% due to the added cost of outside loan review and certain legal and consulting costs. Occupancy expense increased by $51,000 or 32.9% to $206,000 for the twelve months ended
September 30, 1999 as compared to $155,000 for the twelve months ended
September 30, 1998, with the increase primarily related to the Chelsea branch. Other increases were incurred in the areas of equipment, data processing and other expenses, primarily related to the opening of the Chelsea branch and the expansion of the Company's product lines and additional services.

    INCOME TAXES. The net provision for income taxes amounted to $191,000 for the year ended September 30, 1999 as compared to $173,000 for the year ended September 30, 1998, resulting in effective tax rate of 33.2% for the period. The effective tax rate reflects the Company's utilization of a securities investment subsidiary to substantially reduce state income taxes.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND 1997.

    The Company's total assets increased by $2.6 million or 3.0% to $89.5 million at September 30, 1998 from $86.9 million at September 30, 1997. The net increase in total assets is primarily attributable to a $5.7 million increase in net loans and an increase in federal funds sold of $5.5 million, offset by a $9.8 million decrease in investment securities. Total net loans increased by $5.7 million or 13.8% to $46.9 million or 52.4% of total assets at September 30, 1998 as compared to $41.2 million or 47.4% of total assets at September 30, 1997. The Company's loan growth reflected the continued emphasis on commercial and commercial real estate lending. Investment securities held by the Company decreased by $9.8 million or 24.0% to $31.0 million at September 30, 1998 from $40.8 million at September 30, 1997. This decrease is primarily due to the call of $8.7 million of agency bonds.

    Total deposits increased by $9.0 million or 16.2% to $64.5 million at September 30, 1998 from $55.5 million at September 30, 1997. Total FHLB advances decreased by $6.9 million or 27.5% to $18.2 million at September 30, 1998 from $25.1 million at September 30, 1997. The Company used proceeds from bonds called and excess cash to paydown advances during this period. Total equity increased by $445,000 or 7.4% to $6.5 million at September 30, 1998 from $6.0 million at September 30, 1997 principally as a result of net income $291,000.

COMPARISON OF THE OPERATING RESULTS FOR THE TWELVE MONTHS ENDED SEPTEMBER 30,
  1998 AND 1997.

    NET INCOME.  The Company's net income for the twelve months ended
September 30, 1998 was $291,000 as compared to $476,000 for the twelve months ended September 30, 1997. This $185,000 or 38.9% decrease in net income during the period was the result of an increase of $427,000 in interest and dividend income and an increase of $75,000 in other income, offset by an increase of $645,000 in operating expenses, an increase of $137,000 in provision for loan losses, an increase of $20,000 in interest expense, and a decrease in provision for income taxes of $114,000. The Company's continued expansion of its lending activities accounted for the increase in interest income, while its operating expenses increased due to increased staffing and advertising. The return on average assets for the twelve months ended September 30, 1998 was .33% compared to .56% for the twelve months ended September 30, 1997.

    INTEREST AND DIVIDEND INCOME. Total interest and dividend income increased by $427,000 or 6.9% to $6.6 million for the twelve months ended September 30, 1998 from $6.2 million for the twelve months ended September 30, 1997. The increase in interest and dividend income was a result of a higher level of loans and a greater mix of higher yielding commercial and commercial real estate loans funded by bonds called. The average balance of net loans for the twelve months ended September 30, 1998 was $45.0 million compared to $36.3 million for the twelve months ended September 30, 1997. The average yield on net loans was 8.45% for the twelve months ended September 30, 1998 compared to 8.25% for the twelve months ended September 30, 1997, reflecting an increase in the amount of commercial and commercial real estate loans. The average balance of investment securities for the twelve months ended September 30, 1998 was $35.4 million compared to $44.1 million for the twelve months ended September 30, 1997. The average yield on investment securities was 6.98% for the twelve months ended September 30, 1998 compared to 6.96% for the twelve months ended September 30, 1997.

    INTEREST EXPENSE. Interest expense increased by $20,000 or .55% to $3.6 million for the twelve months ended September 30, 1998 from $3.6 million for the twelve months ended September 30, 1997. Interest expense increased as a result of increases in overall deposit balances offset by a decrease in Federal Home Loan Company of Boston borrowings. Average interest-bearing deposits increased by $5.7 million or 11.2% to $57.1 million for the twelve months ended September 30, 1998. Deposit balances have increased as a result of offering free checking products and certificate of deposit products with competitive rates. Accordingly, interest expense on deposits increased $235,000 or 11.4% to $2.3 million during this period from $2.1 million during fiscal year 1997. Interest expense on advances from the Federal Home Loan Company decreased $215,000 or 14.1% to $1.3 million for the year ended September 30, 1998 from $1.5 million for the year ended September 30, 1997.

    NET INTEREST AND DIVIDEND INCOME. The Company's net interest and dividend income for the twelve months ended September 30, 1998 increased $408,000 or 15.8% to $3.0 million from $2.6 million for the twelve months ended
September 30, 1997. The increase is attributed to a combination of the $427,000 increase in interest and dividend income and the $20,000 increase in interest expense on deposits and borrowed funds.

    The average yield on interest earning assets increased 16 basis points to 7.64% for the twelve months ended September 30, 1998 from 7.48% for the twelve months ended September 30, 1997, while the average cost on interest-bearing liabilities decreased by 12 basis points to 4.50% for the twelve months ended September 30, 1998 from 4.62% for the twelve months ended September 30, 1997. As a result of the Company's strategy to restructure the balance sheet, the interest rate spread increased to 3.14% for the twelve months ended
September 30, 1998 from 2.86% for the twelve months ended September 30, 1997 and the net interest margin improved to 3.46% from 3.13% during this period.

    PROVISION FOR LOAN LOSSES. The allowance for loan losses is maintained through the provision for loan losses which is a charge to operations. The provision reflects management's assessment of losses and is based on the perceived higher risks inherent in small business and commercial real estate lending as well as the growth of the loan portfolio. The Company considers many factors in determining the level of the provision for loan losses. Collateral value on a loan-by-loan basis, trends of loan delinquencies, risk classification identified in the Company's regular review of individual loans, and economic conditions are major factors in establishing the provision. The provision for loan losses increased by $137,000 or 228.3% to $197,000 for the twelve months ended September 30, 1998 from $60,000 for the twelve months ended September 30, 1997. At September 30, 1998, the balance of the allowance for loan losses was $528,000 or 1.11% of total loans versus $377,000 or .91% of total loans at September 30, 1997. The increase in the provision is due to the overall increase in loan volume and the increased focus on the origination of commercial real estate and commercial loans.

    NONINTEREST INCOME. Total noninterest income increased by $75,000 or 54.0% to $214,000 for the twelve months ended September 30, 1998 from $139,000 for the twelve months ended September 30, 1997. The increase was primarily the result of increased fees on transactional deposit accounts. The Company anticipates increases to noninterest income as it continues to expand the volume of its deposit relationships.

    NONINTEREST EXPENSE. Noninterest expense increased by $645,000 or 34.2% to $2.5 million for the twelve months ended September 30, 1998 from $1.9 million for the twelve months ended September 30, 1997. The increase resulted primarily from a general increase in operating expenses. Salaries and employee benefits, the largest component of noninterest expense, was $1.2 million for the twelve months ended September 30, 1998 as compared to $919,000 for the twelve months ended September 30, 1997, an increase of $298,000 or 32.4%. This increase was primarily associated with approximately $223,000 in additional compensation expenses due to the addition of five full time equivalent employees, including two commercial lending department employees and three operations department employees, necessary to provide support for the Company's expanded lending and deposit activities resulting from the establishment of the Company's commercial lending department. During the period, professional fees increased from $122,000 to $213,000 or 74.6% due to the added cost of outside loan review and certain legal and consulting costs associated with the Company's expansion. Occupancy expense increased by $40,000 or 35.0% to $155,000 for the twelve months ended September 30, 1998 as compared to $115,000 for the twelve months ended
September 30, 1997, with the increase primarily related to additional space utilized for certain administrative functions. Other increases were incurred in the areas of equipment, data processing and advertising services, primarily related to the expansion of the Company's product lines and additional services.

    INCOME TAXES. The net provision for income taxes amounted to $173,000 for the year ended September 30, 1998 as compared to $287,000 for the year ended September 30, 1997, resulting in effective tax rate of 37.4% for the period. The effective tax rate reflects the Company's utilization of a securities investment subsidiary to substantially reduce state income taxes.

IMPACT OF NEW ACCOUNTING STANDARDS

    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives.) It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. It is not expected that the adoption of this statement will have a material impact on the Stock Company's financial statements. The Company at this time does not plan to adopt

SFAS No. 133 early. Also, the Company has no plan, on adoption of SFAS No. 133, to use the window of opportunity to reclassify held-to-maturity securities to available-for-sale.

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

    Our primary investing activities are the origination of various types of loans and the purchase of debt and equity securities. During years ended September 30, 1999, 1998 and 1997, our loan originations totaled $98.6 million, $70.8 million and $47.5 million, respectively. These activities are funded primarily by deposit growth, principal repayment of loans, and interest and dividend income from debt and equity securities. Loan sales provide an additional source of liquidity, totaling $5.5 million, $8.4 million and $2.8 million for the years ended September 30, 1999, 1998 and 1997, respectively.

    We experienced a net increase in total deposits of $10.3 million, $9.0 million and $6.1 million for the years ended September 30, 1999, 1998 and 1997, respectively. Deposit flows are affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors.

    We monitor our liquidity position on a daily basis. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event we require funds beyond our ability to generate them internally, additional sources of funds are available through the use of FHLB advances. At September 30, 1999, we had $27.0 million outstanding in FHLB advances.

    Loan commitments totaled $5.5 million at September 30, 1999, comprised of $4.3 million at variable rates and $1.2 million at fixed rates. We anticipate that we will have sufficient funds available to meet current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from September 30, 1999, totaled $23.7 million. Based upon this experience and our current pricing strategy, we believe that a significant portion of such deposits will remain with the Company.

    At September 30, 1999, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $8.9 million, or 7.98% to tangible assets, which is above the required level of $1.7 million, or 1.50% and total risk-based capital of $9.5 million, or 18.58% of adjusted assets, which is above the required level of $4.1 million, or 8.00%. See "Regulatory Capital Compliance" and "Regulation--Regulatory Capital Requirements."

    Our most liquid assets are cash, federal funds sold and interest-bearing demand accounts. The level of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 1999, cash, federal funds sold and interest-bearing demand accounts totaled $3.4 million, or 3.1% of total assets.

FINANCIAL SERVICES MODERNIZATION BILL

    On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. The legislation has been forwarded to the President for his approval. Generally, the legislation (i) repeals the historical restrictions and eliminate many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers, (ii) provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries, (iv) provides an enhanced framework for protecting the privacy of consumer information, (v) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank system, (vi) modifies the laws governing the implementation of the Community Reinvestment Act and
(vii) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

    In particular, the legislation restricts the authority of unitary savings and loan holding companies under current law to engage in non-financially related activities. Unitary savings and loan holding companies that are "grandfathered," I.E., became a unitary savings and loan holding company pursuant to an application filed with the OTS before May 4, 1999, (such as the Company) retain this authority. All other savings and loan holding companies are limited to financially related activities permissible for financial holding companies, as defined under the new law. The legislation also prohibits non-financial companies from acquiring savings and loan holding companies.

    Bank holding companies are now permitted to engage in a wider variety of financial activities than permitted under current law, particularly with respect to insurance and securities activities. In addition, in a change from prior law, bank holding companies are in a position to be owned, controlled or acquired by any company engaged in financially related activities.

    We do not believe that the proposed legislation, as publicly reported, would have a material adverse effect on our operations in the near term. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve.

YEAR 2000

    The "Year 2000 Problem" centers on the inability of computer systems to recognize the Year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000. Like most financial service providers, the Company and its operations may be significantly affected by the Year 2000 Problem due to the nature of financial information. Software, hardware, and equipment both within and outside the Company's direct control and with whom the Company electronically or operationally interfaces (e.g. third party vendors providing data processing, information system management, maintenance of computer systems, and credit bureau information) are likely to be affected. Furthermore, if computer systems are not adequately changed to identify the Year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on the date field information, such as interest, payment or due dates and other operating functions, will generate results which could be significantly misstated, and the Company could experience a temporary inability to process transactions, send invoices or engage in similar normal business activities.

    In addition, noninformation technology systems, such as equipment like telephones, copiers and elevators may also contain embedded technology which control their operation and which may be effected by the Year 2000 Problem. When the Year 2000 arrives, systems, including some of those with embedded chips, may not work properly because of the way they store date information. They may not be able to deal with the date 01/01/00, and may not be able to deal with operational "cycles" such as "do X every 100 days". Thus, even noninformation technology systems may affect the normal operations of the Company upon the arrival of the Year 2000.

    Under certain circumstances, failure to adequately address the Year 2000 Problem could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Year 2000 Problem could result in a significant adverse impact on the Company's products, services and competitive condition.

    In order to address the Year 2000 issue and to minimize its potential adverse impact, management has begun a process to identify areas that will be affected by the Year 2000 Problem, assess its potential impact on the operations of the Company, monitor the progress of third party software vendors in addressing the matter, test changes provided by these vendors, and develop contingency plans for any critical systems which are not effectively reprogrammed. A committee of senior officers of the Company has been formed to evaluate the effects that the upcoming Year 2000 could have on computer programs utilized by the Company. The Company's plan is divided into the five phases:
(1) awareness--define the problem, obtain executive level support and develop an overall strategy. This phase was completed in September 1997;
(2) assessment--identify all systems and the criticality of the systems. This phase was completed in September 1997; (3) renovation--program enhancements, hardware and software upgrades, system replacements, and vendor certifications. This phase was completed in October 1999; (4) validation--test and verify system changes and coordinate with outside parties. This phase was completed in June 1999; and (5) implementation--components certified as year 2000 compliant and moved to production. This phase was completed in October 1999.

    Third party vendors provide the majority of software used by the Company. All of the Company's vendors are aware of the Year 2000 situation, and each has assured the Company that it is currently working to have its software compliant by December, 1998, and testing for the critical applications began in April, 1998. This will enable the Company to devote substantial time to the testing of the upgraded systems prior to the arrival of the millennium. The Company utilizes the service of a third party vendor to provide the software which is used to process and maintain most mortgage and deposit customer-related accounts. This vendor has provided the Company with a software version which has been certified to be Year 2000 compliant. Testing by the Company is underway to verify compliance for its application and usage. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Problem will be mitigated without causing a material adverse impact on the operations of the Company. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Problem could have an impact on the operations of the Company.

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

    In addition, monitoring and managing the year 2000 project will result in additional direct and indirect costs to the Stock Company and the Company. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. The Company has spent approximately $32,000 on Year 2000 related costs to date and estimates that it will spend an additional $15,000 for Year 2000 compliance. Both direct and indirect costs of addressing the Year 2000 Problem will be charged to earnings as incurred. The Company does not believe that such costs will have a material effect on results of operations. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company. Although no independent analysis of the Company's potential exposure has been obtained, the Company believes it has no exposure to contingencies related to the Year 2000 Problem for the products it has sold. The Company's network consultant, EOS
Systems, Inc., has examined the hardware and software used by the Company and has certified that such hardware and software is Year 2000 compliant.

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

IMPACT OF INFLATION AND CHANGING PRICES

    The consolidated financial statements and accompanying footnotes have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The assets and liabilities of the Company are primarily monetary in nature and changes in market interest rates have a greater impact on the Company's performance than do the effects of inflation.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

    The Consolidated Financial Statements of RFS Bancorp and Subsidiary are included in pages F-1 through F-29 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable

                                    PART III

ITEM 9. DIRECTORS AND PRINCIPAL OFFICERS OF THE BANK AND THE COMPANY

    The information relating to Director and Executive Officers of the Company is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on January 19, 2000.

ITEM 10. EXECUTIVE COMPENSATION

    The information relating to executive compensation is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on January 19, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on January 19, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information relating to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on January 19, 2000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits. The following exhibits are either filed as part of this report or are incorporated herein by reference:

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

    3.6       Bylaws of Revere, M.H.C.*

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

   10.1(b)    Form of ESOP Trust Agreement*

   10.2       Form of Executive Employment Agreement, by and between James
              J. McCarthy and Revere Federal Savings*

   10.3       Form of Executive Employment Agreement, by and between
              Anthony J. Patti and Revere Federal Savings*

   10.4       Form of Executive Employment Agreement, by and between
              Judith Tenaglia and Revere Federal Savings*

   21.1       Subsidiaries of the Registrant*

   27.1       Financial Data Schedule (only filed in electronic format)**

------------------------

* Incorporated herein by reference Registration Statement on Form SB-2 (Registration No. 333-63083), as filed with the Securities and Exchange Commission on September 9, 1998, as amended.

**  Filed in electronic format only.

2.  Reports on Form 8-K.

    None.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       RFS BANCORP, INC.

                                                       By:            /s/ JAMES J. MCCARTHY
                                                            -----------------------------------------
                                                                        James J. McCarthy
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
                                                       Director, President and
                /s/ JAMES J. MCCARTHY                  Chief Executive Officer
     -------------------------------------------       (Principal Executive         December 15, 1999
                  James J. McCarthy                    Officer)

                 /s/ ARNO P. BOMMER
     -------------------------------------------       Chairman                     December 15, 1999
                   Arno P. Bommer

                /s/ ERNEST F. BECKER
     -------------------------------------------       Vice Chairman                December 15, 1999
                  Ernest F. Becker

                /s/ JOHN J. VERRENGIA
     -------------------------------------------       Director                     December 15, 1999
                  John J. Verrengia

                /s/ ANGELO A. TODISCO
     -------------------------------------------       Director                     December 15, 1999
                  Angelo A. Todisco

                /s/ ANTHONY R. CONTE
     -------------------------------------------       Director                     December 15, 1999
                  Anthony R. Conte

               /s/ CARMEN R. MATTUCHIO
     -------------------------------------------       Director                     December 15, 1999
                 Carmen R. Mattuchio

               /s/ J. MICHAEL O'BRIEN
     -------------------------------------------       Director                     December 15, 1999
                 J. Michael O'Brien

               /s/ THEODORE E. CHARLES
     -------------------------------------------       Director                     December 15, 1999
                 Theodore E. Charles

                                                       Executive Vice President
                /s/ ANTHONY J. PATTI                   and Chief Financial Officer
     -------------------------------------------       (Principal Accounting        December 15, 1999
                  Anthony J. Patti                     Officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  PAGE
                                                              ------------
Independent Auditors' Report................................      F-2

Consolidated Balance Sheet as of September 30, 1999 and
  1998......................................................      F-3

Consolidated Statements of Operations for each of the years
  ended September 30, 1999, 1998 and 1997...................      F-4

Consolidated Statements of Changes in Stockholders' Equity
  for each of the years ended September 30, 1999, 1998 and
  1997......................................................      F-5

Consolidated Statements of Cash Flows for each of the years
  ended September 30, 1999, 1998 and 1997...................      F-6

Notes to Consolidated Financial Statements..................  F-7 to F-29

                       SHATSWELL, MACLEOD & COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                                 83 PINE STREET
                     WEST PEABODY, MASSACHUSETTS 01980-9835
                            TELEPHONE (978) 535-0206
                            FACSIMILE (978) 535-9908

The Board of Directors
RFS Bancorp, Inc.
Revere, Massachusetts

                          INDEPENDENT AUDITORS' REPORT

    We have audited the accompanying consolidated balance sheets of RFS Bancorp, Inc. and Subsidiary as of September 30, 1999 and 1998 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RFS Bancorp, Inc. and Subsidiary as of September 30, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1999, in conformity with generally accepted accounting principles.

                                        /s/ SHATSWELL, MACLEOD & COMPANY, P.C.
                                        ----------------------------------------
                                        SHATSWELL, MacLEOD & COMPANY, P.C.

October 29, 1999

                        RFS BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                          SEPTEMBER 30, 1999 AND 1998

                                                                  1999          1998
                                                              ------------   -----------
ASSETS
Cash and due from banks.....................................  $  1,530,348   $   602,672
Interest bearing demand deposits with other banks...........       967,714       591,751
Federal Home Loan Bank overnight deposits...................       930,839     6,735,368
                                                              ------------   -----------
      Cash and cash equivalents.............................     3,428,901     7,929,791
Investments in available-for-sale securities (at fair
  value)....................................................     5,630,449       895,820
Investments in held-to-maturity securities (fair values of
  $25,513,780 as of September 30, 1999 and $30,646,458 as of
  September 30, 1998).......................................    26,074,272    30,109,583
Federal Home Loan Bank stock, at cost.......................     1,517,000     1,517,000
Loans held for sale.........................................                     235,000
Loans, net..................................................    72,460,876    46,617,125
Premises and equipment, net of depreciation and
  amortization..............................................     2,128,100     1,251,817
Accrued interest receivable.................................       640,399       519,345
Other assets................................................       283,634       392,577
                                                              ------------   -----------
      Total assets..........................................  $112,163,631   $89,468,058
                                                              ============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing.......................................  $  7,042,617   $ 2,822,689
  Interest-bearing..........................................    67,764,464    61,661,022
                                                              ------------   -----------
      Total deposits........................................    74,807,081    64,483,711
Advances from Federal Home Loan Bank of Boston..............    27,036,209    18,204,150
Other liabilities...........................................       300,673       296,091
                                                              ------------   -----------
      Total liabilities.....................................   102,143,963    82,983,952
                                                              ------------   -----------
Stockholders' equity:
  Common stock, par value $.01 per share, authorized
    5,000,000 shares; issued 933,523 shares; outstanding
    915,973 shares..........................................         9,335
  Paid-in capital...........................................     3,736,351
  Retained earnings.........................................     6,356,537     5,971,404
  Treasury stock (17,550 shares, at cost)...................      (168,799)
  Accumulated other comprehensive income....................       437,244       512,702
  Unallocated ESOP shares...................................      (351,000)
                                                              ------------   -----------
      Total stockholders' equity............................    10,019,668     6,484,106
                                                              ------------   -----------
      Total liabilities and stockholders' equity............  $112,163,631   $89,468,058
                                                              ============   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                        RFS BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                                              1999         1998         1997
                                                           ----------   ----------   ----------
Interest income:
  Interest and fees on loans.............................  $4,816,626   $3,806,711   $2,996,502
  Interest and dividends on securities:
    Taxable interest and dividends.......................   2,119,677    2,473,406    3,067,872
  Other interest.........................................     171,694      297,287       85,681
                                                           ----------   ----------   ----------
      Total interest and dividend income.................   7,107,997    6,577,404    6,150,055
                                                           ----------   ----------   ----------
Interest expense:
  Interest on deposits:
    Savings deposits.....................................     208,119      176,506      142,775
    NOW accounts and MMDA deposits.......................     123,915       97,297       57,583
    Time deposits........................................   2,092,430    2,011,293    1,850,266
  Interest on advances from Federal Home Loan Bank.......   1,127,202    1,311,990    1,526,633
                                                           ----------   ----------   ----------
      Total interest expense.............................   3,551,666    3,597,086    3,577,257
                                                           ----------   ----------   ----------
      Net interest and dividend income...................   3,556,331    2,980,318    2,572,798
Provision for loan losses................................     102,500      197,000       60,000
                                                           ----------   ----------   ----------
      Net interest and dividend income after provision
        for loan losses..................................   3,453,831    2,783,318    2,512,798
                                                           ----------   ----------   ----------
Other income:
  Service charges on deposit accounts....................     177,992      134,348       93,483
  Other income...........................................     169,317       79,510       45,172
                                                           ----------   ----------   ----------
      Total other income.................................     347,309      213,858      138,655
                                                           ----------   ----------   ----------
Other expense:
  Salaries and employee benefits.........................   1,606,990    1,217,490      919,443
  Occupancy expense......................................     205,518      154,995      114,788
  Equipment expense......................................     213,567      149,015      117,626
  FDIC insurance.........................................      42,622       37,112       46,558
  Advertising expense....................................      68,500      125,356       45,000
  Office supplies expense................................      95,256       97,918       59,188
  Data processing expense................................     200,364      157,787      107,801
  Professional fees......................................     285,011      212,683      122,084
  Other expense..........................................     506,819      380,724      355,318
                                                           ----------   ----------   ----------
      Total other expense................................   3,224,647    2,533,080    1,887,806
                                                           ----------   ----------   ----------
      Income before income taxes.........................     576,493      464,096      763,647
Income taxes.............................................     191,360      173,424      287,245
                                                           ----------   ----------   ----------
      Net income.........................................  $  385,133   $  290,672   $  476,402
                                                           ==========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                        RFS BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                                                                        ACCUMULATED
                                                                                           OTHER        UNALLOCATED
                                       COMMON     PAID-IN      RETAINED    TREASURY    COMPREHENSIVE       ESOP
                                       STOCK      CAPITAL      EARNINGS      STOCK         INCOME         SHARES         TOTAL
                                      --------   ----------   ----------   ---------   --------------   -----------   -----------
Balance, September 30, 1996.........   $         $            $5,204,330   $             $ 242,870       $            $ 5,447,200
Comprehensive income:
  Net income........................                             476,402
  Net change in unrealized holding
    gain on available-for-sale
    securities, net of tax effect of
    $80,047.........................                                                       115,625
      Comprehensive income..........                                                                                      592,027
                                       ------    ----------   ----------   ---------     ---------       ---------    -----------
Balance, September 30, 1997.........                           5,680,732                   358,495                      6,039,227
Comprehensive income:
  Net income........................                             290,672
  Net change in unrealized holding
    gain on available-for-sale
    securities, net of tax effect of
    $105,233........................                                                       154,207
      Comprehensive income..........                                                                                      444,879
                                       ------    ----------   ----------   ---------     ---------       ---------    -----------
Balance, September 30, 1998.........                           5,971,404                   512,702                      6,484,106
Comprehensive income:
  Net income........................                             385,133
  Net change in unrealized holding
    gain on available-for-sale
    securities, net of tax effect...                                                       (75,458)
      Comprehensive income..........                                                                                      309,675
Recognition and retention plan......                  5,790                                                                 5,790
Stock issued pursuant to initial
  common stock offering.............    9,335     3,730,561                                                             3,739,896
Purchases of treasury stock.........                                        (168,799)                                    (168,799)
Common stock acquired by ESOP.......                                                                      (351,000)      (351,000)
                                       ------    ----------   ----------   ---------     ---------       ---------    -----------
Balance, September 30, 1999.........   $9,335    $3,736,351   $6,356,537   $(168,799)    $ 437,244       $(351,000)   $10,019,668
                                       ======    ==========   ==========   =========     =========       =========    ===========

Reclassification disclosure for the year ended September 30, 1999:

Net unrealized losses on available-for-sale securities.....                              $(118,081)
Less reclassification adjustment for realized gains or
  losses in net income.....................................
                                                                                         ---------
  Other comprehensive loss before income tax effect........                               (118,081)
Income tax benefit..................                                                        42,623
                                                                                         ---------
    Other comprehensive loss, net of tax...................                              $ (75,458)
                                                                                         =========

Accumulated other comprehensive income as of September 30, 1999, 1998 and 1997 consists of net unrealized holding gains on available-for-sale securities, net of taxes.

  The accompanying notes are an integral part of these consolidated financial statements.

                        RFS BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                                                 1999          1998          1997
                                                              -----------   -----------   -----------
Cash flows from operating activities:
  Net income................................................  $   385,133   $   290,672   $   476,402
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Recognition and retention plan........................        5,790
      (Gain) loss on sales of loans, net....................      (36,165)       10,757        13,778
      Amortization, net of accretion of securities..........       65,374        39,381        70,247
      Forfeited deposit on fixed assets.....................                                    1,000
      Depreciation and amortization.........................      215,216       156,451       126,211
      Provision for loan losses.............................      102,500       197,000        60,000
      Deferred tax expense (benefit)........................      (96,910)      (67,823)        7,141
      Increase (decrease) in taxes payable..................       49,118      (169,810)      340,347
      (Increase) decrease in interest receivable............     (121,054)      182,797      (137,984)
      Increase (decrease) in interest payable...............        2,154        (2,786)          848
      Increase (decrease) in accrued expenses...............       38,672        40,280      (359,865)
      (Increase) decrease in prepaid expenses...............      115,740      (252,461)       22,218
      (Increase) decrease in other assets...................      (42,332)       (1,018)       36,801
      Increase (decrease) in other liabilities..............       89,706        (8,022)      (89,939)
      Net (increase) decrease in loans held-for-sale........      235,000      (235,000)
      Change in deferred loan origination fees, net.........       30,558       (12,881)          212
                                                              -----------   -----------   -----------
  Net cash provided by operating activities.................    1,038,500       167,537       567,417
                                                              -----------   -----------   -----------
Cash flows from investing activities:
  Purchases of Federal Home Loan Bank stock.................                   (111,600)
  Purchases of available-for-sale securities................   (4,907,862)
  Proceeds from maturities of available-for-sale
  securities................................................       58,656
  Purchases of held-to-maturity securities..................   (4,021,250)   (5,499,960)  (11,315,230)
  Proceeds from maturities of held-to-maturity securities...    7,987,683    15,504,274    11,771,428
  Net increase in loans.....................................  (31,507,589)  (14,045,546)  (10,999,729)
  Recoveries of loans previously charged-off................        2,505
  Proceeds from sales of loans..............................    5,564,440     8,408,678     2,796,711
  Capital expenditures......................................   (1,091,499)     (456,381)     (230,446)
                                                              -----------   -----------   -----------
  Net cash provided by (used in) investing activities.......  (27,914,916)    3,799,465    (7,977,266)
                                                              -----------   -----------   -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................    4,387,560
  Costs related to issuance of common stock.................     (647,664)
  Purchases of treasury stock...............................     (168,799)
  Common stock acquired by ESOP.............................     (351,000)
  Net increase in demand deposits savings and NOW
    accounts................................................    6,966,750     6,142,044     2,481,759
  Net increase in time deposits.............................    3,356,620     2,889,393     3,577,158
  Advances from Federal Home Loan Bank......................   10,000,000    12,500,000    31,100,000
  Repayments of advances from Federal Home Loan Bank........   (1,167,941)  (19,400,270)  (28,707,535)
                                                              -----------   -----------   -----------
  Net cash provided by financing activities.................   22,375,526     2,131,167     8,451,382
                                                              -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents........   (4,500,890)    6,098,169     1,041,533
Cash and cash equivalents at beginning of period............    7,929,791     1,831,622       790,089
                                                              -----------   -----------   -----------
Cash and cash equivalents at end of period..................  $ 3,428,901   $ 7,929,791   $ 1,831,622
                                                              ===========   ===========   ===========
Supplemental disclosures:
  Interest paid.............................................  $ 3,549,512   $ 3,599,872   $ 3,576,409
  Income taxes (received) paid..............................      239,152       411,057       (60,243)

  The accompanying notes are an integral part of these consolidated financial statements.

                        RFS BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

NOTE 1--NATURE OF OPERATIONS

    RFS Bancorp, Inc. (the "Company") is a federally chartered stock holding company for Revere Federal Savings Bank (the "Bank"), a federally chartered stock savings association which conducts business from its main office located in Revere, Massachusetts. On December 18, 1998, the Bank, under an Agreement and Plan of Reorganization, reorganized into a "two tiered" mutual holding company structure (the "Reorganization"). Under the Reorganization, the (1) the Bank formed Revere, MHC (the "MHC"), a federal mutual holding company, which is the majority owner of the Company; (2) the Bank converted from a federally chartered mutual savings association, called Revere Federal Savings and Loan Association, to a federally chartered stock savings association and issued 100% of its capital stock to the Company; and (3) the Company issued shares of its common stock, $0.01 per share (the "Common Stock") to the public at a price of $10.00 per share in a subscription offering (the "Offering") to eligible members of the Bank and to the Company's Employee Stock Ownership Plan ("ESOP"). In the Offering 438,756 shares of the Company's common stock, or 47% of the shares issued in the Reorganization, were sold to the public and 494,767 shares were issued to the MHC, or 53% of the shares issued in the Reorganization. The Company's sole business activity consists of the business of the Bank. Revere Federal Savings Bank was incorporated in 1901.

    The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential real estate loans and in consumer and small business loans.

NOTE 2--ACCOUNTING POLICIES

    The accounting and reporting policies of the Company and its Subsidiary conform to generally accepted accounting principles and predominant practices within the savings institution industry. The consolidated financial statements were prepared using the accrual method of accounting. The significant accounting policies are summarized below to assist the reader in better understanding the consolidated financial statements and other data contained herein.

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

    BASIS OF PRESENTATION:

        The accompanying consolidated financial statements include the accounts of RFS Bancorp, Inc. and its wholly-owned subsidiary Revere Federal Savings and its wholly-owned subsidiary, RFS Investment Corporation. RFS Investment Corporation, an active security corporation, was established solely for the purpose of acquiring and holding investments which are permissible for banks to hold under Massachusetts law. All significant intercompany accounts and transactions have been eliminated in the consolidation.

    CASH AND CASH EQUIVALENTS:

        For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks and Federal Home Loan Bank overnight deposits.

                        RFS BANCORP, INC. AND SUBSIDIARY

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

NOTE 2--ACCOUNTING POLICIES (CONTINUED)

    SECURITIES:

        Investments in debt securities are adjusted for amortization of premiums and accretion of discounts. Gains or losses on sales of investment securities are computed on a specific identification basis.

        At the time of purchase, the Company classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading. In general, securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale.

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

        Loan origination and commitment fees and certain direct origination costs are deferred, and the net amount amortized as an adjustment of the related loan's yield. The Company is amortizing these amounts over the contractual life of the related loans using the interest method.

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

                        RFS BANCORP, INC. AND SUBSIDIARY

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

NOTE 2--ACCOUNTING POLICIES (CONTINUED)

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

        The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impaired loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

        The Company considers for impairment all loans, except large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases, and convertible or nonconvertible debentures and bonds and other debt securities. The Company considers its residential real estate loans and consumer loans that are not individually significant to be large groups of smaller balance homogeneous loans.

        Factors considered by management in determining impairment include payment status, net worth and collateral value. An insignificant payment delay or an insignificant shortfall in payment does not in itself result in the review of a loan for impairment. The Company reviews its loans for impairment on a loan-by-loan basis. The Company does not apply impairment to aggregations of loans that have risk characteristics in common with other impaired loans. Interest on a loan is not generally accrued when the loan becomes ninety or more days overdue. The Company may place a loan on nonaccrual status but not classify it as impaired, if (i) it is probable that the Company will collect all amounts due in accordance with the contractual terms of the loan or (ii) the loan is an individually insignificant residential mortgage loan or consumer loan. Impaired loans are charged-off when management believes that the collectibility of the loan's principal is remote. Substantially all of the Company's loans that have been identified as impaired have been measured by the fair value of existing collateral.

    LOAN SERVICING:

        Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 125 (SFAS No. 125). This statement requires the Company to recognize as separate assets from their related loans the rights to service mortgage loans for others, either through acquisition of those rights or from the sale or securitization of loans with the servicing rights retained on those loans, based on their relative fair values. To determine the fair value of the servicing rights created, the Company uses the market prices under comparable servicing sale contracts, when available, or alternatively uses a valuation model that calculates the present value of future cash flows to determine the fair value of the servicing rights. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost of servicing loans, the discount rate, ancillary income, prepayment speeds and default rates.

                        RFS BANCORP, INC. AND SUBSIDIARY

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

NOTE 2--ACCOUNTING POLICIES (CONTINUED)

        The cost of mortgage servicing rights is amortized on a straight-line basis which has substantially the same effect as amortizing the rights in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the interest rate risk characteristics of the underlying loans. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

        The Company did not adopt SFAS No. 125 for periods prior to October 1, 1998 due to the immateriality of the assets at that time.

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

        In accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," the Company classifies loans as in-substance repossessed or foreclosed if the Company receives physical possession of the debtor's assets regardless of whether formal foreclosure proceedings take place.

    FAIR VALUES OF FINANCIAL INSTRUMENTS:

        Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair value for its financial instruments. Fair value methods and assumptions used by the Company in estimating its fair value disclosures are as follows:

        Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

        Securities (including mortgage-backed securities): Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

                        RFS BANCORP, INC. AND SUBSIDIARY

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

NOTE 2--ACCOUNTING POLICIES (CONTINUED)

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

        Federal Home Loan Bank advances: Fair values for Federal Home Loan Bank advances are estimated using a discounted cash flow technique that applies interest rates currently being offered on advances to a schedule of aggregated expected monthly maturities on Federal Home Loan Bank advances.

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

    INCOME TAXES:

        The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.

                        RFS BANCORP, INC. AND SUBSIDIARY

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

NOTE 3--SECURITIES

    Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values are as follows:

                                                                GROSS        GROSS
                                                 AMORTIZED    UNREALIZED   UNREALIZED
                                                   COST        HOLDING      HOLDING        FAIR
                                                   BASIS        GAINS        LOSSES        VALUE
                                                -----------   ----------   ----------   -----------
Available-for-sale securities (1):
  September 30, 1999:
    Mortgage-backed securities................  $ 4,852,710    $           $  160,769   $ 4,691,941
    Marketable equity securities..............       23,870     914,638                     938,508
                                                -----------    --------    ----------   -----------
                                                $ 4,876,580    $914,638    $  160,769   $ 5,630,449
                                                ===========    ========    ==========   ===========
  September 30, 1998:
    Marketable equity securities..............  $    23,870    $871,950    $            $   895,820
                                                ===========    ========    ==========   ===========

                                                               GROSS        GROSS
                                                AMORTIZED    UNREALIZED   UNREALIZED
                                                  COST        HOLDING      HOLDING        FAIR
                                                  BASIS        GAINS        LOSSES        VALUE
                                               -----------   ----------   ----------   -----------
Held-to-maturity securities:
  September 30, 1999:
    Debt securities issued by the U.S.
      Treasury and other U.S. government
      corporations and agencies..............  $ 4,000,000   $            $  267,340   $ 3,732,660
  Mortgage-backed securities.................   18,817,900     100,486       367,964    18,550,422
  Asset-backed securities....................    3,256,372      59,111        84,785     3,230,698
                                               -----------   ---------    ----------   -----------
                                               $26,074,272   $ 159,597    $  720,089   $25,513,780
                                               ===========   =========    ==========   ===========
  September 30, 1998:
    Debt securities issued by the U.S.
      Treasury and other U.S. government
      corporations and agencies..............  $ 4,999,664   $  30,951    $            $ 5,030,615
    Mortgage-backed securities...............   20,164,151     477,600         2,128    20,639,623
    Asset-backed securities..................    4,945,768      30,452                   4,976,220
                                               -----------   ---------    ----------   -----------
                                               $30,109,583   $ 539,003    $    2,128   $30,646,458
                                               ===========   =========    ==========   ===========

------------------------

(1) Marketable equity securities consists of common stock issued by government-sponsored agencies.

    Mortgage-backed securities are issued by GNMA, FHLMC or FNMA, and are backed by fixed-rate mortgages. Asset-backed securities are SBA loan pools.

                        RFS BANCORP, INC. AND SUBSIDIARY

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

NOTE 3--SECURITIES (CONTINUED)

    The scheduled maturities of held-to-maturity securities were as follows as of September 30, 1999:

                                                      AMORTIZED
                                                        COST          FAIR
                                                        BASIS         VALUE
                                                     -----------   -----------
Debt securities other than mortgage-backed and
  asset-backed securities:
  Due after five years through ten years...........  $ 1,000,000   $   956,250
  Due after ten years..............................    3,000,000     2,776,410
Mortgage-backed securities.........................   18,817,900    18,550,422
Asset-backed securities............................    3,256,372     3,230,698
                                                     -----------   -----------
                                                     $26,074,272   $25,513,780
                                                     ===========   ===========

    For the years ended September 30, 1999, 1998 and 1997, there were no sales of available-for-sale securities.

    During the years ended September 30, 1999, 1998 and 1997 no held-to-maturity securities were sold or transferred.

    The Company had no investments in securities, other than U.S. Treasury and agency securities, with an aggregate amortized cost basis and fair value which exceeded 10% of equity as of September 30, 1999.

    A total carrying amount of $8,280,168 of debt securities were pledged to secure certain time deposits, $100,000 and over, received from customers as of September 30, 1999.

                        RFS BANCORP, INC. AND SUBSIDIARY

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

NOTE 4--LOANS

    Loans consisted of the following as of September 30:

                                                        1999          1998
                                                     -----------   -----------
Mortgage loans:
  One to four family...............................  $47,171,861   $34,474,719
  Commercial real estate...........................   13,252,071     4,366,969
  Construction and land............................    2,192,100     1,884,941
                                                     -----------   -----------
    Total mortgage loans...........................   62,616,032    40,726,629
                                                     -----------   -----------
Commercial loans...................................    5,937,447     2,326,340
                                                     -----------   -----------
Consumer loans:
  Home equity lines................................    3,650,061     3,061,308
  Secured by deposit accounts......................      561,101       604,470
  Auto loans.......................................      300,379       409,148
  Other consumer loans.............................      110,009        77,508
                                                     -----------   -----------
    Total consumer loans...........................    4,621,550     4,152,434
                                                     -----------   -----------
        Total loans receivable.....................   73,175,029    47,205,403
Allowance for loan losses..........................     (623,567)     (528,250)
Deferred loan origination fees, net................      (90,586)      (60,028)
                                                     -----------   -----------
        Net loans..................................  $72,460,876   $46,617,125
                                                     ===========   ===========

    Certain directors and executive officers of the Company were customers of the Bank during the year ended September 30, 1999. As of September 30, 1999 total loans to such persons and their companies amounted to $285,188. During the year ended September 30, 1999 total payments amounted to $51,073 and total principal advances amounted to $55,539.

    Changes in the allowance for loan losses were as follows for the years ended September 30:

                                                  1999       1998       1997
                                                --------   --------   --------
Balance at beginning of period................  $528,250   $376,854   $324,708
Loans charged off.............................    (9,688)   (45,604)    (7,854)
Recoveries of loans previously charged-off....     2,505
Provision for loan losses.....................   102,500    197,000     60,000
                                                --------   --------   --------
Balance at end of period......................  $623,567   $528,250   $376,854
                                                ========   ========   ========

    During the years ended September 30, 1999 and 1998, the Company had no loans that met the definition of an impaired loan in Statement of Financial Accounting Standards No. 114. There were no impaired loans outstanding as of September 30, 1999 and 1998.

    In the fiscal years ending September 30, 1999 and 1998 the Company sold mortgage loans totaling approximately $5,528,000 and $8,419,000, respectively and retained the servicing rights. The fair value of those rights under SFAS No. 122 and SFAS No. 125 has been recognized in the consolidated financial

                        RFS BANCORP, INC. AND SUBSIDIARY

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

NOTE 4--LOANS (CONTINUED)

statements for the year ended September 30, 1999. The fair value of such rights as of September 30, 1998 was not recognized due to immateriality.

    The balance of capitalized servicing rights, net of valuation allowances, included in other assets at September 30, 1999 and 1998 was $41,401 and $0, respectively. The fair value of these rights were equal to their carrying amounts. The following summarizes for the year ended September 30, 1999 mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances:

Mortgage servicing rights capitalized.......................  $48,549
                                                              =======
Mortgage servicing rights amortized.........................  $ 7,148
                                                              =======
Valuation allowances:
  Balances at beginning of year.............................  $     0
    Additions...............................................        0
    Reductions..............................................        0
    Write-downs.............................................        0
                                                              -------
  Balances at end of year...................................  $     0
                                                              =======

NOTE 5--PREMISES AND EQUIPMENT, NET OF DEPRECIATION AND AMORTIZATION

    The following is a summary of premises and equipment as of September 30:

                                                                 1999         1998
                                                              ----------   ----------
Land........................................................  $  649,174   $  400,000
Buildings...................................................   1,390,991      868,241
Furniture and equipment.....................................   1,142,207      822,632
                                                              ----------   ----------
                                                               3,182,372    2,090,873
Accumulated depreciation and amortization...................  (1,054,272)    (839,056)
                                                              ----------   ----------
                                                              $2,128,100   $1,251,817
                                                              ==========   ==========

NOTE 6--DEPOSITS

    The aggregate amount of time deposit accounts in denominations of $100,000 or more, was $14,351,565 and $11,115,185 as of September 30, 1999 and 1998,
respectively.

                        RFS BANCORP, INC. AND SUBSIDIARY

                   YEARS ENDED SEPTEMBER 30, 1999, 1998, 1997

NOTE 6--DEPOSITS (CONTINUED)

    For time deposits as of September 30, 1999, the scheduled maturities for each of the following four years ended at September 30, and thereafter are:

2000........................................................  $23,718,842
2001........................................................   12,565,678
2002........................................................    2,639,416
2003........................................................      214,949
                                                              -----------
Thereafter..................................................    1,825,131
                                                              ===========

NOTE 7--ADVANCES FROM FEDERAL HOME LOAN BANK OF BOSTON

    Advances consist of funds borrowed from the Federal Home Loan Bank of Boston
(FHLB).

    Maturities of advances from the Federal Home Loan Bank of Boston for the five fiscal years ending after September 30, 1999 and thereafter are summarized as follows:

                                     INTEREST RATE RANGE                     AMOUNT
                                ------------------------------   ------------------------------
2000..........................           5.03%-6.64%                                 $3,632,216
2001..........................           5.36%-6.64%                                  4,307,569
2002..........................           5.36%-6.64%                                  5,891,488
2003..........................           5.36%-6.64%                                  1,476,740
2004..........................           5.64%-6.64%                                    671,748
Thereafter....................           4.99%-6.64%                                 11,056,448
                                                                 ------------------------------
                                                                                    $27,036,209
                                                                 ==============================

    Amortizing advances are being repaid in equal monthly payments and are being amortized from the date of the advance to the maturity date on a direct reduction basis.

    Advances are secured by the Company's stock in that institution, its residential real estate mortgage portfolio and the remaining U.S. government and agencies obligation not otherwise pledged.

                        RFS BANCORP, INC. AND SUBSIDIARY

                   YEARS ENDED SEPTEMBER 30, 1999, 1998, 1997

NOTE 8--INCOME TAXES

    The components of income tax expense are as follows for the years ended September 30:

                                                  1999       1998       1997
                                                --------   --------   --------
Current:
  Federal.....................................  $253,197   $215,051   $259,454
  State.......................................    35,073     26,196     20,650
                                                --------   --------   --------
                                                 288,270    241,247    280,104
                                                --------   --------   --------
Deferred:
  Federal.....................................   (74,197)   (51,423)     2,545
                                                --------   --------   --------
  State.......................................   (22,713)   (16,400)     4,596
                                                --------   --------   --------
                                                 (96,910)   (67,823)     7,141
                                                --------   --------   --------
        Total income tax expense..............  $191,360   $173,424   $287,245
                                                ========   ========   ========

    The following reconciles the income tax provision from the statutory rate to the amount reported in the consolidated statements of income for the years ended September 30:

                                                         1999       1998       1997
                                                         % OF       % OF       % OF
                                                        INCOME     INCOME     INCOME
                                                       --------   --------   --------
Federal income tax at statutory rate.................    34.0%      34.0%      34.0%
Increase (decrease) in tax resulting from:
  Dividends received deduction.......................     (.4)       (.4)       (.2)
  Unallowable expenses and other adjustments.........    (1.4)       1.9        1.7
State tax, net of federal tax benefit................     1.0        1.9        2.1
                                                         ----       ----       ----
        Effective tax rate...........................    33.2%      37.4%      37.6%
                                                         ====       ====       ====

                        RFS BANCORP, INC. AND SUBSIDIARY

                   YEARS ENDED SEPTEMBER 30, 1999, 1998, 1997

NOTE 8--INCOME TAXES (CONTINUED)

    The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of September 30:

                                                          1999        1998
                                                        ---------   ---------
Deferred tax assets:
  Allowance for loan losses...........................  $ 234,543   $ 189,882
  Interest on non-performing loans....................        135       1,579
  Loan origination fees...............................     87,432      63,941
  Estimated expenses..................................      3,169
  Investment writedown................................      1,508       1,518
  Depreciation........................................     42,721      20,844
  Accrued pension expense.............................     12,279      12,360
  Other...............................................     27,883
                                                        ---------   ---------
        Gross deferred tax assets.....................    406,501     293,293
                                                        =========   =========
Deferred tax liabilities:
  Unrealized gain on available-for-sale securities....   (316,625)   (359,248)
  Deferred loan costs.................................    (50,482)    (34,184)
                                                        ---------   ---------
        Gross deferred tax liabilities................   (367,107)   (393,432)
                                                        ---------   ---------
Net deferred tax asset (liability)....................  $  39,394   $(100,139)
                                                        =========   =========

    Deferred tax assets as of September 30, 1999 and 1998 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred tax assets will be realized.

    As of September 30, 1999, the Company had no operating loss and tax credit carryovers for tax purposes.

    In prior years, the Company was allowed a special tax-basis bad debt deduction under certain provisions of the Internal Revenue Code. As a result, retained earnings of the Company as of September 30, 1999 includes approximately $1,111,595 for which federal and state income taxes have not been provided. Under the provisions of recent federal income tax legislation, if the Company no longer qualifies as a bank as defined in certain provision of the Internal Revenue Code, this amount will be subject to recapture in taxable income ratably over six (6) years, subject to a combined federal and state tax rate of approximately 41%.

NOTE 9--FINANCIAL INSTRUMENTS

    The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

                        RFS BANCORP, INC. AND SUBSIDIARY

                   YEARS ENDED SEPTEMBER 30, 1999, 1998, 1997

NOTE 9--FINANCIAL INSTRUMENTS (CONTINUED)

    The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

    Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include secured interests in mortgages, accounts receivable, inventory, property, plant and equipment and income-producing properties.

    Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

    Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of September 30:

                                                         1999          1998
                                                      -----------   ----------
Commitments to originate loans......................  $ 5,476,800   $1,748,000
Unadvanced funds on construction loans..............    1,266,895    1,112,721
Unadvanced funds on home equity lines of credit.....    3,434,954    2,685,208
Unadvanced funds on commercial lines of credit......    1,238,035      415,291
Unadvanced funds on consumer lines of credit........       98,303       82,450
Standby letters of credit...........................       50,000       50,000
                                                      -----------   ----------
                                                      $11,564,987   $6,093,670
                                                      ===========   ==========

                        RFS BANCORP, INC. AND SUBSIDIARY

                   YEARS ENDED SEPTEMBER 30, 1999, 1998, 1997

NOTE 9--FINANCIAL INSTRUMENTS (CONTINUED)

    The estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows as of September 30:

                                                      1999                        1998
                                            -------------------------   -------------------------
                                             CARRYING                    CARRYING
                                              AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                            -----------   -----------   -----------   -----------
Financial assets:
  Cash and cash equivalents...............  $ 3,428,901   $ 3,428,901   $ 7,929,791   $ 7,929,791
  Available-for-sale securities...........    5,630,449     5,630,449       895,820       895,820
  Held-to-maturity securities.............   26,074,272    25,513,780    30,109,583    30,646,458
  Federal Home Loan Bank stock............    1,517,000     1,517,000     1,517,000     1,517,000
  Loans held-for-sale.....................                                  235,000       235,000
  Loans, net..............................   72,460,876    71,415,000    46,617,125    48,173,857
  Accrued interest receivable.............      640,399       640,399       519,345       519,345

Financial liabilities:
  Deposits................................   74,807,081    75,173,000    64,483,711    64,802,000
  Federal Home Loan Bank advances.........   27,036,209    26,962,000    18,204,150    18,517,000

    The carrying amounts of financial instruments shown in the above tables are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

    The Company has no derivative financial instruments subject to the provisions of SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments."

NOTE 10--PENSION PLAN AND BENEFITS

PENSION PLAN

    The Company is a member of a multi-employer comprehensive retirement program sponsored by Financial Institutions Retirement Fund. The defined benefit pension plan is a non-contributory plan available to each employee meeting service and age requirements. Employees are eligible to participate in the Retirement Plan after the completion of 12 consecutive months of employment with the Company and the attainment of age 21. Hourly paid employees are excluded from participation in the Plan. The Company matches employee contributions to the 401(k) plan at 50% of member's contribution up to 10% of their W-2 salary. The expenses for the defined benefit and contribution plans are $0 and $39,444, respectively for the year ended September 30, 1999, $26,895 and $29,889, respectively for the year ended September 30, 1998 and $30,226 and $25,367, respectively for the year ended September 30, 1997.

EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

    As of December 18, 1998 the Company implemented a tax-qualified employee stock ownership plan ("ESOP") in connection with the reorganization discussed in
Note 13. Employees with at least one year of employment with the Bank and who have attained age 21 will be eligible to participate. As part of the reorganization, the ESOP borrowed funds from the Company and used those funds to purchase a number of shares equal to up to 8% of the Common Stock sold in the Offering. Collateral for the loan is the

                        RFS BANCORP, INC. AND SUBSIDIARY

                   YEARS ENDED SEPTEMBER 30, 1999, 1998, 1997

NOTE 10--PENSION PLAN AND BENEFITS (CONTINUED)

Common Stock purchased by the ESOP. The loan will be repaid principally from the Bank's contributions to the ESOP over a period of ten years. The interest rate for the loan is 8%.

    Shares purchased by the ESOP are held in a suspense account pending allocation among eligible participants on an annual basis as the loan is repaid. The ESOP will provide for the shares held in the suspense account to be released in an amount proportional to the repayment of the ESOP loan and will be allocated among ESOP participants on the basis of compensation in the year of allocation. Participants in the ESOP will receive credit for service prior to the effective date of the ESOP. A participant will become 100% vested in his benefits after five years of service with the Bank or upon normal retirement (as defined in the ESOP), disability or death. A participant who terminates employment for reasons other than death, retirement, or disability prior to completing five years of service with the Bank will forfeit his ESOP benefits. Benefits will be payable in the form of Common Stock and/or cash upon death, retirement, disability or separation from service. The Bank's contributions to the ESOP will be subject to the loan terms and federal income tax law limits, and therefore, the aggregate dollar amount of the benefits payable under the ESOP cannot be estimated at this time.

    In connection with the establishment of the ESOP, the Company established a committee of nonemployee directors to administer the ESOP; and appointed an independent corporate trustee for the ESOP trust. The ESOP trustee, subject to its fiduciary duty, is required to vote all allocated shares held in the ESOP in accordance with the instructions of participating employees. Under the ESOP, nondirected shares, and shares held in the suspense account, are voted in a manner calculated to most accurately reflect the instructions the ESOP trustee has received from participants regarding the allocated stock so long as such vote is in accordance with the provisions of ERISA.

    In addition to the provisions described above, the ESOP also provides for certain actions to occur upon a "change in control" of the Company or the Bank. The ESOP provides that, if such "change in control" occurs, the ESOP trustee will be directed to sell the shares of Common Stock held in the ESOP's suspense account and to use the proceeds to repay the outstanding ESOP loan. Following this action, the ESOP will provide for each eligible participant to receive a final allocation of the shares of Common Stock, or the proceeds received from the sale of such Stock, held in the ESOP's trust. Once the final allocation of shares has been completed, the ESOP will provide for the automatic termination of the plan to occur and for final distributions of account balances to be made to participants and beneficiaries. Upon such "change in control," all ESOP participants would automatically become 100% vested in their ESOP account balances.

    Any shares of the Company purchased by the ESOP are subject to the accounting specified by the American Institute of CPA's Statement of Position 93-6. Under the statement, as any shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares and the shares will be outstanding for earnings-per-share computations. Also, as the shares are released, the related dividends will be recorded as a reduction of retained earnings and dividends on the allocated shares will be recorded as a reduction of debt and accrued interest.

                        RFS BANCORP, INC. AND SUBSIDIARY

                   YEARS ENDED SEPTEMBER 30, 1999, 1998, 1997

NOTE 10--PENSION PLAN AND BENEFITS (CONTINUED)

    The ESOP shares were as follows as of September 30, 1999:

Allocated shares............................................         0
Committed to be released shares.............................     4,008
Unreleased shares...........................................    31,092
                                                              --------
                                                                35,100
                                                              --------
Fair value of unreleased shares.............................  $326,466
                                                              ========

    Annual contributions to the plan are discretionary. Contributions to the ESOP Plan by the Bank were $35,100 for the year ended September 30, 1999 and ESOP compensation expense was $35,886.

STOCK OPTION PLAN

    The Company adopted the RFS Bancorp, Inc. Stock Option Plan. The plan was approved by shareholders effective June 29, 1999. A total of 43,875 shares were made available for issuance under the Plan. Under the Plan, the Company may grant options to purchase shares of the common stock of the Company to eligible officers of the Company and its subsidiaries and outside directors of the Company.

STOCK OPTIONS GRANTED TO ELIGIBLE DIRECTORS

    The price, at which an option granted to an eligible director may be exercised, is the fair market value of a share on the date on which the option is granted. Such options expire ten years after the grant date. The options are not exercisable in the first year after grant. In the second through fifth year after the grant, the options are exercisable on a pro rata basis up to 80% of the grant by the fifth year. After the fifth year, 100% of the grant not previously exercised may be exercised.

STOCK OPTIONS GRANTED TO ELIGIBLE EMPLOYEES

    An option granted to an eligible employee must be designated as either an Incentive Stock Option or a Non-Qualifying Stock Option. The price at which an option may be exercised is determined by the Company, in its discretion; provided, however, that the exercise price shall not be less than the fair market value of a share on the grant date. These options may be exercised in periods specified by the Company in the option agreement.

    The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income for the year ended September 30, 1999 would have been reduced to the pro forma amounts indicated below:

Net income  As reported...........................................  $385,133
            Pro forma.............................................  $378,460

                        RFS BANCORP, INC. AND SUBSIDIARY

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

NOTE 10--PENSION PLAN AND BENEFITS (CONTINUED)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended September 30, 1999: dividend yield of 0 percent; expected volatility of 36 percent, risk-free interest rate of
6.03 percent; and expected life of 8 years.

    A summary of the status of the Company's stock option plan as of September 30, 1999 and changes during the year ending on that date is presented below:

OPTIONS                                                   SHARES    EXERCISE PRICE
-------                                                  --------   --------------
Outstanding at beginning of year.......................        0
Granted................................................   39,926         $7.25
Exercised..............................................        0
Forfeited..............................................        0
                                                          ------
Outstanding at end of year.............................   39,926         $7.25
                                                          ======

Options exercisable at year-end........................     None
Weighted-average fair value of options granted during
  the year.............................................   $ 3.88
                                                          ------

    The following table summarizes information about stock options outstanding as of September 30, 1999:

                   OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
---------------------------------------------------------   ------------------------------------
       NUMBER           WEIGHTED-AVERAGE                                   NUMBER
     OUTSTANDING           REMAINING                                    EXERCISABLE
   AS OF 09/30/99       CONTRACTUAL LIFE   EXERCISE PRICE   AS OF 09/30/99     EXERCISE PRICE
---------------------   ----------------   --------------   --------------   -------------------
  39,926                 9.75 years             $7.25         None                            --

RECOGNITION AND RETENTION PLAN

    On March 17, 1999, the Company adopted the RFS Bancorp, Inc. 1999 Recognition and Retention Plan. The Company established the Revere Federal Savings Bank Recognition and Retention Trust and contributes, or causes to be contributed, to the Trust, from time to time, common stock of the Company and amounts of money. In no event shall the assets of the Trust be used to purchase more than 17,550 shares of Company common stock. In its discretion, the Company may grant awards of restricted stock to officers and employees. Each award will become vested and distributable at a rate of 20% on each anniversary date of the grant and fully vested on the date of the award holder's death or disability. Stock subject to awards is held in the Trust until the award is vested. An individual to whom an award is granted is entitled to exercise voting rights and receive cash dividends with respect to stock subject to awards granted to him/her whether or not vested. The Company exercises voting rights with respect to the shares in the Trust that have not been allocated as directed by the individuals eligible to participate. On June 29, 1999, 15,972 shares were awarded, with vesting beginning as of June 29, 2000. Compensation expense amounted to $5,790 for the year ending September 30, 1999. Compensation expense is based on the fair

                        RFS BANCORP, INC. AND SUBSIDIARY

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

NOTE 10--PENSION PLAN AND BENEFITS (CONTINUED)

value of the common stock on the grant date. As of September 30, 1999, the Trust had purchased a total of 17,550 shares, and no vested shares had been distributed to eligible participants.

NOTE 11--REGULATORY MATTERS

    The Company and its Subsidiary, the Bank, are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Their capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

    As of September 30, 1999, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                        RFS BANCORP, INC. AND SUBSIDIARY

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

NOTE 11--REGULATORY MATTERS (CONTINUED)

    The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                                          TO BE WELL
                                                                                       CAPITALIZED UNDER
                                                            FOR CAPITAL                PROMPT CORRECTIVE
                                    ACTUAL              ADEQUACY PURPOSES:            ACTION PROVISIONS:
                              -------------------   ---------------------------   ---------------------------
                               AMOUNT     RATIO      AMOUNT         RATIO          AMOUNT         RATIO
                              --------   --------   --------   ----------------   --------   ----------------
                                                   (DOLLAR AMOUNTS IN THOUSANDS)
As of September 30, 1999:
  Total Capital (to Risk
    Weighted Assets):
                                                               -greater than or
    Consolidated............  $10,206     19.98%     $4,086       equal to-8.0%       N/A                 N/A
    Revere Federal Savings                                     -greater than or              -greater than or
      Bank..................    9,534     18.58       4,106       equal to-8.0%    $5,133      equal to-10.0%
  Core Capital (to Adjusted
    Tangible Assets)
                                                               -greater than or
    Consolidated............    9,583      8.60       4,459       equal to-4.0%       N/A                 N/A
    Revere Federal Savings                                     -greater than or              -greater than or
      Bank..................    8,911      7.98       4,469       equal to-4.0%     5,586       equal to-5.0%
  Tangible Capital (to
    Tangible Assets):
    Consolidated............    9,583      8.60         N/A                 N/A       N/A                 N/A
    Revere Federal Savings                                     -greater than or
      Bank..................    8,911      7.98       1,676       equal to-1.5%       N/A                 N/A
  Tier 1 Capital (to Risk
    Weighted Assets):
    Consolidated............    9,583     18.76         N/A                 N/A       N/A                 N/A
    Revere Federal Savings                                                                   -greater than or
      Bank..................    8,911     17.36         N/A                 N/A     3,080       equal to-6.0%
As of September 30, 1998:
  Total Capital (to Risk                                       -greater than or              -greater than or
    Weighted Assets)........    6,425     17.72       2,901       equal to-8.0%     3,627      equal to-10.0%
  Core Capital (to Adjusted                                    -greater than or              -greater than or
    Tangible Assets)........    5,971      6.67       3,579       equal to-4.0%     4,473       equal to-5.0%
  Tangible Capital (to                                         -greater than or
    Tangible Assets)........    5,971      6.67       1,342       equal to-1.5%       N/A                 N/A
  Tier 1 Capital (to Risk                                                                    -greater than or
    Weighted Assets)........    5,971     16.46         N/A                 N/A     2,176       equal to-6.0%

NOTE 12--SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

    Most of the Company's business activity is with customers located within the state. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Company's loan portfolio is comprised of loans collateralized by real estate located in the state of Massachusetts.

NOTE 13--CONVERSION TO MUTUAL HOLDING COMPANY

    On January 21, 1998 the Board of Directors of the Revere Federal Savings and Loan Association approved a Plan of Reorganization from Mutual Savings Association to Mutual Holding and Stock Issuance (the "Plan") under which the Association was reorganized from a federally chartered mutual savings association into Revere, MHC, a mutual holding company, (the "MHC") under the laws of the United States of America and the regulations of the Office of Thrift Supervision (the "O.T.S."). As part of the reorganization and the Plan, the Association converted to Revere Federal Savings Bank; a federal stock savings Association (the "Bank") and established a federal corporation RFS
Bancorp, Inc. (the "Company"). The Company is a majority-owned subsidiary of the MHC and the Bank is a wholly-owned subsidiary of the Company. Concurrently with the reorganization, the Company intended to offer for sale

                        RFS BANCORP, INC. AND SUBSIDIARY

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

NOTE 13--CONVERSION TO MUTUAL HOLDING COMPANY (CONTINUED)

up to 47.0% of its common stock to qualifying depositors and the tax-qualifying employee plans of the Company, with any remaining shares offered to the public in a community offering.

    In the year ended September 30, 1999, the Company issued shares of its common stock through a public offering which provided net proceeds of $3,739,896 after costs of $647,664. The costs associated with reorganization were deducted from the proceeds upon the sale and issuance of stock.

    In the event of a voluntary or involuntary liquidation, dissolution or winding-up of Revere, MHC holders of deposit accounts in the Bank would be entitled, pro rata to the value of their accounts, to distribution of any assets of Revere, MHC remaining after the claims of all creditors of the Company are satisfied. Revere, MHC established a special "liquidation account" in the amount of $6,374,214 for the benefit of eligible account holders and supplemental eligible account holders in an amount equal to the net worth of Revere, MHC as of the date of the reorganization. Each eligible account holder and supplemental eligible account holder, if he/she were to continue to maintain his/her deposit account at the Bank, would be entitled, on a complete liquidation of Revere, MHC, to an interest in the liquidation account. The liquidation account is maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at the Bank. The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.

    The Holding Company is not able to declare or pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would cause the regulatory capital of the Bank to be reduced below the amount required under O.T.S. rules and regulations.

NOTE 14--EARNINGS PER SHARE (EPS)

    Earnings per share data have not been presented because such data would not be meaningful given the short period during which common stock was outstanding.

NOTE 15--RECLASSIFICATION

    Certain amounts in the prior year have been reclassified to be consistent with the current year's statement presentation.

                        RFS BANCORP, INC. AND SUBSIDIARY

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

NOTE 16--PARENT COMPANY ONLY FINANCIAL STATEMENTS

    The following financial statements are for RFS Bancorp, Inc. (Parent Company
Only) and should be read in conjunction with the consolidated financial statements of RFS Bancorp, Inc. and Subsidiary.

                               RFS BANCORP, INC.
                             (PARENT COMPANY ONLY)

                                 BALANCE SHEET
                               SEPTEMBER 30, 1999

ASSETS
Cash in Revere Federal Savings Bank.........................  $   174,200
Investment in subsidiary, Revere Federal Savings Bank.......    9,347,957
Loan to ESOP................................................      351,000
Accrued interest receivable.................................        7,078
Other assets................................................      182,628
                                                              -----------
    Total assets............................................  $10,062,863
                                                              ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities...........................................  $    43,195
                                                              -----------
Stockholders' equity:
  Common stock, par value $.01 per share, authorized
    5,000,000 shares; issued 933,523 shares; outstanding
    915,973 shares..........................................        9,335
  Paid-in capital...........................................    9,750,472
  Retained earnings.........................................      342,416
  Treasury stock (17,550 shares, at cost)...................     (168,799)
  Accumulated other comprehensive income....................      437,244
  Unallocated ESOP shares...................................     (351,000)
                                                              -----------
      Total stockholders' equity............................   10,019,668
                                                              -----------
      Total liabilities and stockholders' equity............  $10,062,863
                                                              ===========

                        RFS BANCORP, INC. AND SUBSIDIARY

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

NOTE 16--PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

                               RFS BANCORP, INC.
                             (PARENT COMPANY ONLY)

                                INCOME STATEMENT
          FOR THE PERIOD FROM DECEMBER 18, 1998 TO SEPTEMBER 30, 1999

Income:
  Dividend from Revere Federal Savings Bank.................  $250,000
  Interest income...........................................    21,900
                                                              --------
    Total income............................................   271,900
                                                              --------
Expenses:
  Other expense.............................................    25,498
                                                              --------
    Total expenses..........................................    25,498
                                                              --------
Income before income tax expense and equity in undistributed
  net income of subsidiary..................................   246,402
Income tax expense..........................................     2,477
                                                              --------
Income before equity in undistributed net income of
  subsidiary................................................   243,925
Equity in undistributed net income of subsidiary............    98,491
                                                              --------
Net income..................................................  $342,416
                                                              ========

                        RFS BANCORP, INC. AND SUBSIDIARY

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

NOTE 16--PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

                               RFS BANCORP, INC.
                             (PARENT COMPANY ONLY)

                            STATEMENT OF CASH FLOWS
          FOR THE PERIOD FROM DECEMBER 18, 1998 TO SEPTEMBER 30, 1999

Cash flows from operating activities:
  Net income................................................  $   342,416
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Increase in taxes payable...............................       43,195
    Increase in other assets................................     (182,628)
    Increase in accrued interest receivable.................       (7,078)
    Undistributed net income of subsidiary..................      (98,491)
                                                              -----------
  Net cash provided by operating activities.................       97,414
                                                              -----------
Cash flows from investing activities:
  Investment in subsidiary, Revere Federal Savings Bank.....   (3,143,311)
  Loan to ESOP..............................................     (351,000)
                                                              -----------
  Net cash used in investing activities.....................   (3,494,311)
                                                              -----------
Cash flows from financing activities:
  Purchases of treasury stock...............................     (168,799)
  Proceeds from issuance of common stock....................    4,387,560
  Costs related to issuance of common stock.................     (647,664)
                                                              -----------
  Net cash provided by financing activities.................    3,571,097
                                                              -----------
Net increase in cash and cash equivalents...................      174,200
Cash and cash equivalents at beginning of period............
                                                              -----------
Cash and cash equivalents at end of period..................  $   174,200
                                                              ===========