Form 10QSB
period 1999-12-31
RFS BANCORP INC
filed 2000-02-14
CIK 1069545

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 1999

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ To ___________

                         Commission file number 0-25047

                                RFS BANCORP, INC.
             (Exact name of registrant as specified in its charter)

       UNITED STATES                                     04-3449818
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)

           310 BROADWAY
       REVERE, MASSACHUSETTS                               02151
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code    (781) 284-7777

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES   /X/                  NO      / /

As of Febuary 11, 2000, there were 933,523 shares of the registrant's common stock were outstanding.

                        RFS BANCORP, INC. AND SUBSIDIARY

INDEX

                                                                                    PAGE
                                                                                    ----
PART I      FINANCIAL INFORMATION

Item 1      Consolidated Financial Statements:

            Consolidated Balance Sheets - December 31, 1999 and
             September 30, 1999 ......................................................1

            Consolidated Statements of Income - Three Months Ended
             December 31, 1999 and 1998 ..............................................2

            Consolidated Statements of Changes in Stockholders' Equity-Three
             Months Ended December 31, 1999 and 1998 .................................3

            Consolidated Statements of Cash Flows - Three Months Ended
             December 31, 1999 and 1998 ..............................................4

            Notes to Unaudited Consolidated Financial Statements -
             December 31, 1999 .......................................................5

Item 2      Management's Discussion and Analysis of Financial Condition and
             Results of Operation ...................................................11

PART II     OTHER INFORMATION

Item 6      Exhibits and Reports on Form 8-K ........................................23

            SIGNATURES ..............................................................24

                        RFS BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                December 31, 1999  September 30, 1999
                                                                -----------------  ------------------
                                                                            (Unaudited)
ASSETS
      Cash and due from banks .................................        $   3,598         $   2,498
      Federal funds sold ......................................            4,478               931
                                                                       ---------         ---------

             Total cash and cash equivalents ..................            8,076             3,429

      Securities available for sale, at fair value ............            5,342             5,631
      Securities held to maturity, at amortized cost ..........           27,999            26,074
      Federal Home Loan Bank stock, at cost ...................            1,517             1,517
      Loans, net of allowance for loan losses of $660 and $624,           73,364            72,461
        respectively
      Bank premises and equipment, net ........................            2,235             2,128
      Accrued interest receivable .............................              682               640
      Other assets ............................................              324               284
                                                                       ---------         ---------

        Total assets ..........................................        $ 119,539         $ 112,164
                                                                       =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

      Deposits ................................................        $  79,030         $  74,807
      Federal Home Loan Bank borrowings .......................           27,236            27,036
      Due to broker ...........................................            3,000              --
      Accrued expenses and other liabilities ..................              127               301
                                                                       ---------         ---------
        Total liabilities .....................................          109,393           102,144
                                                                       ---------         ---------

      Stockholders' equity:

        Common stock $.01 par value, 5,000,000 shares .........                9                 9
             authorized, 933,523 shares issued and 915,973
             shares outstanding
        Additional paid-in capital ............................            3,742             3,736
        Retained earnings .....................................            6,538             6,357
        Unearned shares, stock-based incentive plan (17,550 ...             (168)             (168)
        shares, at cost)
        Accumulated other comprehensive income ................              341               437
        Unallocated ESOP shares ...............................             (316)             (351)
                                                                       ---------         ---------

        Total stockholders' equity ............................           10,146            10,020
                                                                       ---------         ---------

        Total liabilities and stockholders' equity ............        $ 119,539         $ 112,164
                                                                       =========         =========

                        RFS BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                  Three Months Ended
                                                                          ------------------------------------
                                                                          December 31, 1999 December 31, 1998
                                                                          ----------------- -----------------
                                                                                      (Unaudited)
Interest and dividend income:
     Interest and fees on loans ........................................        $1,467        $1,042
     Interest and dividends on securities ..............................           499           512
     Other interest ....................................................            53            63
                                                                                ------        ------
       Total interest and dividend income ..............................         2,019         1,617
                                                                                ------        ------
Interest expense:
     Deposits ..........................................................           626           605
     Federal Home Loan Bank borrowings .................................           391           256
                                                                                ------        ------

       Total interest expense ..........................................         1,017           861
                                                                                ------        ------

Net interest and dividend income .......................................         1,002           756

Provision for loan losses ..............................................            36            22
                                                                                ------        ------
Net interest and dividend income, after provision for loan losses ......           966           734
                                                                                ------        ------

Other income:

     Loan servicing fees ...............................................            16            27
     Deposit account fees ..............................................            67            36
     Gain on sales of mortgage loans, net ..............................             3             1
     Other income ......................................................            44            47
                                                                                ------        ------
        Total other income .............................................           130           111
                                                                                ------        ------

Operating expenses:

     Salaries and employees benefits ...................................           431           352
     Occupancy and equipment expenses ..................................           124           102
     Professional services .............................................            74            95
     Data processing expenses ..........................................            65            51
     Other expenses ....................................................           125           141
                                                                                ------        ------
        Total operating expenses .......................................           819           741
                                                                                ------        ------

Income before income taxes .............................................           277           104

Provision for income taxes .............................................            96            38
                                                                                ------        ------
Net income .............................................................        $  181        $   66
                                                                                ======        ======

Basic earnings per share (annualized)                                           $ 0.80           N/A

Diluted earnings per share (annualized)                                         $ 0.80           N/A


Weighted average shares outstanding:

     Basic                                                                     902,431           N/A

     Diluted                                                                   908,502           N/A


                        RFS BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                UNEARNED SHARES,   ACCUMULATED
                                                                ADDITIONAL                        STOCK-BASED        OTHER
                                                 COMMON          PAID-IN         RETAINED       INCENTIVE PLAN,   COMPREHENSIVE
                                                 STOCK           CAPITAL         EARNINGS       17,550 SHARES       INCOME
                                                 -----          ----------       --------       ---------------   -------------
Balance at September 30, 1999 ..........        $      9        $  3,736        $  6,357        $   (168)        $    437
Comprehensive income:
  Net income ...........................            --              --               181            --               --

  Change in unrealized holding gain
   on securities available for sale
   net of taxes ........................            --              --              --              --                (96)

      Comprehensive income .............

  Unearned compensation payment ........            --              --              --              --               --

  Recognition and retention plan .......            --                 6            --              --               --
                                                --------        --------        --------        --------         --------
Balance at December 31, 1999 ...........        $      9        $  3,742        $  6,538        $   (168)        $    341
                                                ========        ========        ========        ========         ========

Balance at September 30, 1998 ..........        $   --          $   --          $  5,971        $   --           $    513
Comprehensive income:
  Net income ...........................            --              --                66            --               --
  Change in unrealized holding gain
   on securities available for sale, net
   of taxes ............................            --              --              --              --                157
      Comprehensive income .............
  Net proceeds from common
  stock issued pursuant to IPO .........               9           3,749            --              --               --

Common stock acquired by ESOP ..........            --              --              --              --               --
                                                --------        --------        --------        --------         --------
Balance at December 31, 1998 ...........        $      9        $  3,749        $  6,037        $   --           $    670
                                                ========        ========        ========        ========         ========


                                                                     TOTAL
                                                 UNALLOCATED ESOP  STOCKHOLDERS'
                                                    SHARES           EQUITY
                                                 ----------------  -------------
Balance at September 30, 1999 ..........        $   (351)        $ 10,020
Comprehensive income:
  Net income ...........................            --               --

  Change in unrealized holding gain
   on securities available for sale
   net of taxes ........................            --               --

      Comprehensive income .............                               85

  Unearned compensation payment ........              35               35

  Recognition and retention plan .......            --                  6

                                               --------         --------
Balance at December 31, 1999 ...........        $   (316)        $ 10,146
                                                ========         ========

Balance at September 30, 1998 ..........        $   --           $  6,484
Comprehensive income:
  Net income ...........................            --               --
  Change in unrealized holding gain
   on securities available for sale, net
   of taxes ............................            --               --
      Comprehensive income .............                              223
  Net proceeds from common
  stock issued pursuant to IPO .........            --              3,758

Common stock acquired by ESOP ..........            (351)            (351)
                                                --------         --------
Balance at December 31, 1998 ...........        $   (351)        $ 10,114
                                                ========         ========

                        RFS BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   Three Months        Three Months
                                                                      Ended               Ended
                                                                  December 31, 1999   December 31, 1998
                                                                  -----------------   -----------------
                                                                                (unaudited)
Cash flows from operating activities:

Net income ....................................................        $    181         $     66
Adjustments to reconcile net income to net cash
  provided by operating activities:

Provision for loan losses .....................................              36               22
(Gain) loss on sale of mortgage loans .........................               2               (2)
Amortization, net of accretion, of securities .................              10               21
Depreciation ..................................................              57               51
Recognition and retention plan ................................               6             --
Unearned compensation payment .................................              35             --
(Increase) in interest receivable .............................             (42)            (102)
(Increase) decrease  in other assets ..........................             (40)             146
Increase (decrease) in accrued expenses and other .............            (104)              15
  liabilities

Change in deferred loan origination fees, net .................              (3)             (22)
                                                                       --------         --------

Net cash provided by operating activities .....................             138              195
                                                                       --------         --------

Cash flows from investing activities:

Purchase of Federal Home Loan Bank Stock ......................            --               --
Purchases of held-to-maturity securities ......................            --             (4,022)
Purchase of available-for-sale securities .....................            --               --
Proceeds from held-to-maturity securities .....................           1,188            2,297
Net increase in loans, net ....................................          (1,376)          (7,660)
Proceeds from sale of loans ...................................             438            1,714
Purchases of banking premises and equipment ...................            (164)            (584)
                                                                       --------         --------

Net cash provided by (used in) investing activities ...........              86           (8,255)
                                                                       --------         --------

Cash flows from financing activities:

Net increase in deposits ......................................           4,207            4,371
Proceeds from Federal Home Loan Bank of Boston ................          11,500             --
advances
Repayment of advances from Federal Home Loan ..................         (11,300)            (281)
Bank of Boston
Net increase in mortgagors' escrow accounts ...................              16               29
Net proceeds from common stock issued pursuant to
  initial public offering .....................................            --              3,758

Payments to acquire common stock for ESOP .....................            --               (351)
                                                                       --------         --------

Net cash provided by financing activities .....................           4,423            7,526
                                                                       --------         --------

Net change in cash and cash equivalents .......................           4,647             (534)

Cash and cash equivalents at beginning of period ..............           3,429            7,930
                                                                       --------         --------

Cash and cash equivalents at end of period ....................        $  8,076         $  7,396
                                                                       ========         ========

Supplemental cash flow information:

   Interest paid on deposits ..................................        $    626         $    604

   Interest paid on Federal Home Loan Bank of Boston borrowings        $    391         $    256

   Income taxes paid ..........................................        $     55         $      5

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                         ITEM I - FINANCIAL STATEMENTS
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999


1)         BASIS OF PRESENTATION AND CONSOLIDATION

The unaudited consolidated interim financial statements of RFS Bancorp, Inc. and subsidiary ("RFS Bancorp" or the "Company") presented herein should be read in conjunction with the consolidated financial statements for the year ended September 30, 1999, included in the Annual Report on Form 10-KSB of RFS Bancorp, Inc., the holding company for Revere Federal Savings Bank (the "Bank"). The operating results for the period ended December 31, 1999 are those of the Company and Bank. The Company had not issued any stock and had not conducted any business until December 18, 1998 when RFS Bancorp became the Bank's holding company in connection with the Bank's reorganization from the mutual savings association to a federal mutual holding company structure. Operating results prior to December 18, 1998 include only the Bank and not the Company.

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

2)         COMMITMENTS AND CONTINGENCIES

At December 31, 1999, the Bank had outstanding commitments to originate loans amounting to approximately $2.5 million, unused construction advances amounting to approximately $1.1 million and unused lines of credit amounting to approximately $1.3 million for commercial loans and $4.0 million for home equity loans. Also at December 31, 1999, the Bank had outstanding commitments to purchase investment securities amounting to $3.0 million.

3)         STOCK CONVERSION

The Bank is a federally chartered stock savings bank founded in 1901. The Bank converted from a federal mutual savings association into a mutual holding company form of organization on December 18, 1998 and issued 100% of its capital stock to the Company. RFS Bancorp was organized at the direction of the Board of Directors of the Bank. The Company issued 933,523 shares of which 47%

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                         ITEM I - FINANCIAL STATEMENTS
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

of these shares, or 438,756 shares, were sold to the Bank's depositors and employee benefit plans and 53% of these shares, or 494,767 shares, were issued to Revere, MHC, a federal mutual holding company (the "MHC"). Net proceeds of the offering were approximately $3.7 million. On December 18, 1998, the Company loaned approximately $351,000 to the Company's Employee Stock Ownership Plan to fund its purchase of 35,100 shares of common stock of the Company.

4)         EARNINGS PER SHARE

Earnings per share for the three months ended December 31, 1999 were $0.80 and $0.80, respectively, on a basic and diluted basis.

Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. In calculating basic earnings per share, the number of shares of common stock outstanding is reduced by the number of shares held by the Company's Employee Stock Ownership Plan (the "ESOP") that have not been allocated or are not committed for release to participants' individual accounts. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company related solely to outstanding stock options and unearned RRP shares and are determined using the treasury stock method.

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

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                         ITEM I - FINANCIAL STATEMENTS
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

6)         INVESTMENT SECURITIES

         Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values are as follows:

                                              DECEMBER 31, 1999           SEPTEMBER 30, 1999
                                           ---------------------         --------------------
                                           AMORTIZED       FAIR          AMORTIZED      FAIR
                                             COST          VALUE           COST         VALUE
                                           ---------       -----         ---------      -----
                                                                         (In Thousands)
Securities Available for Sale:
        Mortgage-backed securities .        $ 4,730        $ 4,492        $ 4,853        $ 4,692
        Marketable equity securities             24            850             24            939
                                            -------        -------        -------        -------

                  Total ............        $ 4,754        $ 5,342        $ 4,877        $ 5,631
                                            =======        =======        =======        =======


Securities held to maturity:

        U.S. Government & federal
         agency Obligations ........        $ 7,000        $ 6,635        $ 4,000        $ 3,733
        Mortgage-backed securities .         18,115         17,645         18,818         18,550
        Asset-backed securities ....          2,884          2,859          3,256          3,231
                                            -------        -------        -------        -------

                  Total ............        $27,999        $27,139        $26,074        $25,514
                                            =======        =======        =======        =======

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

7)         LOANS

The following table presents selected data relating to the composition of the Company's loan portfolio by type of loan on the dates indicated.

                                               DECEMBER 31, 1999           SEPTEMBER 30, 1999
                                          -------------------------    -------------------------
                                          AMOUNT            PERCENT    AMOUNT            PERCENT
                                          ------            -------    ------            -------

                                                                  (Dollars in Thousands)

Residential mortgage loans .......        $46,668           63.0%      $47,172           64.5%
Commercial real estate loans .....         14,088           19.0        13,258           18.1
Construction and land loans ......          2,751            3.7         2,192            3.0
Commercial loans .................          5,968            8.1         5,932            8.1
Consumer loans ...................            982            1.3           971            1.3
Home equity loans ................          3,654            4.9         3,650            5.0
                                          -------          -----       -------          -----

    Total loans ..................         74,111          100.0%       73,175          100.0%
                                                           =====                        =====

Loans held for sale ..............           --                            --
Less :
Deferred loan origination fees ...             87                          90
Allowance for loan losses ........            660                         624
                                          -------                      ------

      Total loans, net                    $73,364                     $72,461
                                          =======                     =======

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999



8)         ALLOWANCE FOR LOAN LOSSES

The following table analyzes activity in the Company's allowance for loan losses for the periods indicated.

                                                               THREE               THREE
                                                            MONTHS ENDED        MONTHS ENDED
                                                          DECEMBER 31, 1999   DECEMBER 31, 1998
                                                          -----------------   -----------------
                                                                  (Dollars in Thousands)
Average loans, net .....................................        $73,799         $50,459
                                                                =======         =======
Period-end gross loans .................................        $74,111         $53,102
                                                                =======         =======

Allowance for loan losses at beginning of period .......        $   624         $   528
Provision for loan losses ..............................             36              22
Plus recoveries ........................................           --              --
Loans charged-off ......................................           --                 2
                                                                -------         -------

Allowance for loan losses at end of period .............        $   660         $   548
                                                                =======         =======

Non-performing loans ...................................        $    33         $   171
                                                                =======         =======
Ratios:
     Allowance for loan losses to period-end gross loans            .89%           1.03%

     Allowance for loan losses to non-performing loans .        2,000.0%          320.5%

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

9)         DEPOSITS AND BORROWED FUNDS

The following tables set forth the various types of deposit accounts at the Company and the balances in these accounts as well as the borrowings of the Company at the dates indicated.

                                           DECEMBER 31, 1999               SEPTEMBER 30, 1999
                                     --------------------------       -------------------------
                                      AMOUNT            PERCENT        AMOUNT           PERCENT
                                     --------           -------       --------          -------
                                                                (Dollars in Thousands)
Deposits:
Savings accounts ............        $18,071               22.9%      $17,598               23.5%
NOW checking ................          7,768                9.8         6,703                9.0
Demand deposits .............          8,928               11.3         6,877                9.2
Money market accounts .......          2,610                3.3         2,665                3.6
Certificates of deposit .....         41,653               52.7        40,964               54.7
                                     -------          ---------       -------          ---------

     Total deposits .........        $79,030              100.0%      $74,807              100.0%
                                     =======          =========       =======          =========

Borrowed funds:

Advances from Federal .......
Home Loan Bank of Boston ....        $27,236                         $  27,036
Other borrowed funds ........           --                                --
                                     -------                         ---------

     Total borrowed funds ...        $27,236                         $  27,036
                                     =======                         =========

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                DECEMBER 31, 1999



GENERAL

     Revere Federal Savings Bank (the "Bank") completed its conversion from a federal mutual savings association to a stock institution and was simultaneously acquired by RFS Bancorp, Inc. (the "Company") on December 18, 1998 upon the consummation of the Bank's reorganization to the mutual holding company form of organization and stock offering (the "Reorganization"). The following discussion compares the financial condition of the Company and the Bank, at December 31, 1999 to September 30, 1999, and the results of operations for the three months ended December 31, 1999, compared to the same period in 1998. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included within this report.

     The Company and the Bank may from time to time make written or oral "forward-looking statements." These forward-looking statements may be contained in this quarterly filing with the Securities and Exchange Commission (the "SEC"), the Annual Report to Shareholders, other filings with the SEC, and in other communications by the Company and the Bank, which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "may,""could," "should,""would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements.

     Forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties. The following factors, many of which are subject to change based on various other factors beyond the Company's control, and other factors discussed in this Form 10-QSB, as well as other factors identified in the Company's filings with the SEC and those presented elsewhere by management from time to time, could cause its financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

     - the strength of the United States economy in general and the strength of the local economies in which the Company and the Bank conduct operations;

     - the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

     -    inflation, interest rate, market and monetary fluctuations;

     - the timely development of and acceptance of new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;

     - the willingness of users to substitute competitors' products and services for the

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                DECEMBER 31, 1999

          Company's and the Bank's products and services;

     - the Company's and the Bank's success in gaining regulatory approval of their products and services, when required;

     - the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);

     - the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);

     -    the impact of technological changes;

     -    acquisitions;

     -    changes in consumer spending and saving habits; and

     - the Company's and the Bank's success at managing the risks involved in their business.

     This list of important factors is not exclusive. The Company or the Bank does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

     Results of operations are primarily dependent upon net interest and dividend income. Net interest income is the difference between income earned on the Company's loan and investment portfolio and the Company's funds which consists of interest paid on deposits and borrowings. Operating results are also affected by the provision for loan losses, securities sales activities and service charges on deposit accounts as well as other fees. The Company's operating expenses consist of salaries and employee benefits, occupancy and equipment expenses, professional fees as well as marketing and other expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates and government and regulatory policies.

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                DECEMBER 31, 1999

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

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                DECEMBER 31, 1999

                                                     THREE MONTHS ENDED DECEMBER 31, 1999      THREE MONTHS ENDED DECEMBER 31, 1998
                                                    --------------------------------------     ------------------------------------
                                                                    INTEREST                                   INTEREST
                                                    AVERAGE         INCOME/         YIELD/     AVERAGE         INCOME/       YIELD/
                                                    BALANCE         EXPENSE         RATE       BALANCE         EXPENSE       RATE
                                                    -------         -------        -------     -------         -------      -------
                                                                                 (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:

Total loans, net ..........................        $ 73,799         $  1,467        7.95%     $ 50,459        $  1,042       8.26%
Investments ...............................          30,089              499        6.63%       30,207             512       6.78%
Other earning assets ......................           4,182               53        5.07%        5,084              63       4.96%
                                                   --------         --------                  --------        --------
Total interest-earning assets .............         108,070            2,019        7.47%       85,750           1,617       7.54%
                                                                    --------                                  --------
Cash and due from banks ...................           1,821                                        625
Other assets ..............................           6,309                                      4,661
                                                   --------                                   --------
Total assets ..............................        $116,200                                   $ 91,036
                                                   ========                                   ========
INTEREST-BEARING LIABILITIES:

Passbook & Statement Savings ..............        $ 17,931               67        1.49%     $ 16,808              57       1.36%
NOW's and MMA's ...........................           9,803               35        1.43%        7,450              27       1.45%
Certificate of deposits ...................          41,582              524        5.04%       38,076             521       5.47%
                                                   --------         --------                  --------        --------
Total interest-bearing deposits ...........          69,316              626        3.61%       62,334             605       3.88%

Federal Home Loan Bank of Boston borrowings          27,178              391        5.75%       18,106             256       5.66%
                                                   --------         --------                  --------        --------
Total interest-bearing liabilities ........          96,494            1,017        4.22%       80,440             861       4.28%
                                                                    --------                                  --------
Demand deposit accounts ...................           8,771                                      3,672
Other liabilities .........................             826                                        849
                                                   --------                                   --------
Total liabilities .........................         106,091                                     84,961

Stockholders' equity ......................          10,109                                      6,075
                                                   --------                                   --------
Total liabilities and stockholders' equity         $116,200                                   $ 91,036
                                                   ========                                   ========
Net interest income .......................                         $  1,002                                  $    756
                                                                    ========                                  ========
Interest rate spread ......................                                         3.25%                                    3.26%

Net interest margin .......................                                         3.71%                                    3.53%

Interest-earning asset/interest-bearing
 liabilities..............................                                        112.00%                                  106.60%

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                DECEMBER 31, 1999

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

                                         THREE MONTHS ENDED DECEMBER 31,
                                              1999 VS. 1998
                                            INCREASE (DECREASE)
                                       -------------------------------
                                            DUE TO
                                       ------------------
                                      RATE         VOLUME       TOTAL
                                      ----         ------       -----
                                               (In Thousands)
Interest and dividend income:

Loans, net ..................        $ (48)        $ 473         $ 425
Investments .................          (11)           (2)          (13)
Other earning assets ........            1           (11)          (10)
                                     -----         -----         -----
Total .......................          (58)          460           402
                                     -----         -----         -----

Interest expense:

Deposits ....................          (44)           65            21
Borrowed funds ..............            5           130           135
                                     -----         -----         -----
Total .......................          (39)          195           156
                                     -----         -----         -----

Change in net interest income        $ (19)        $ 265         $ 246
                                     =====         =====         =====

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                DECEMBER 31, 1999

COMPARISON OF FINANCIAL CONDITIONS AT DECEMBER 31, 1999 AND SEPTEMBER 30, 1999


     Total assets increased by $7.4 million or 6.6% to $119.5 million at December 31, 1999 from $112.2 million at September 30, 1999. The net increase in total assets is primarily attributable to a $903,000 increase in net loans, an increase in cash and cash equivalents of $4.6 million and an increase of $1.6 million in investment securities. Total net loans increased by $903,000 or 1.2% to $73.4 million at December 31, 1999 as compared to $72.5 million at September 30, 1999, due to the Company's continued emphasis on small business lending and a favorable interest rate environment. Investment securities held by the Company increased by $1.6 million or 5.2% to $33.3 million at December 31, 1999 from $31.7 million at September 30, 1999. This increase is primarily due to the purchase of $3.0 million in agency bonds offset by scheduled principal paydowns of mortgage-backed and asset-backed securities.

     Total liabilities increased by $7.2 million or 7.1% at December 31, 1999 from $109.4 million to $102.1 million at September 30, 1999. This increase primarily resulted from a $4.2 million or 5.6% increase in total deposits to $79.0 million at December 31, 1999 from $74.8 million at September 30, 1999. The increase in total deposits was primarily the result of a rise in deposits at the Chelsea branch office as well as general deposit growth. We also experienced a slight increase in Federal Home Loan Bank of Boston borrowings of $200,000 to $27.2 million at December 31, 1999 from $27.0 million at September 31, 1999. Offsetting the above increases in liabilities for the period were decreases in accrued expenses and other liabilities of $174,000.

COMPARISON OF THE OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998.

GENERAL. Results of operations are primarily dependent upon net interest and dividend income. Net interest income is the difference between income earned on the Company's loan and investment portfolio and the Company's funds which consists of interest paid on deposits and borrowings. Operating results are also affected by the provision for loan losses, securities sales activities and service charges on deposit accounts as well as other fees. The Company's operating expenses consist of salaries and employee benefits, occupancy and equipment expenses, professional fees as well as marketing and other expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates and government and regulatory policies.

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                DECEMBER 31, 1999

NET INCOME. Net income for the three months ended December 31, 1999 was $181,000 as compared to $66,000 for the three months ended December 31, 1998. This $115,000 or 174.2% increase in net income during the period was the result of an increase of $402,000 in interest and dividend income, an increase of $19,000 in other income, offset by a increase of $156,000 in interest expense, an increase of $78,000 in operating expenses, an increase of $14,000 in the provision for loan losses and an increase in the provision for income taxes of $58,000. The Company's continued expansion of its lending activities accounted for the increase in interest income, while its operating expenses increased due to increased staffing and non-recurring start-up expenses associated with the Bank's branch office in Chelsea, Massachusetts. Other increases were incurred in the areas of equipment, data processing and advertising services, primarily related to the expansion of the Company's product lines and additional services, including PC banking and debit cards, and the opening of the Chelsea branch. Annual operating expenses are also expected to increase in future periods due to the increased cost of operating an additional branch location, an expansion of the main office and as a stock institution, including the adoption of additional stock based employee benefit plans. The return on average assets for the three months ended December 31, 1999 was .62% compared to .29% for the three months ended December 31, 1998.

NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income for the three months ended December 31, 1999 increased $246,000 or 32.5% to $1.0 million from $756,000 for the three months ended December 31, 1998. The increase is attributed to a combination of a $402,000 increase in interest and dividend income attributable primarily to continued loan growth and a $156,000 increase in interest expense on deposits and borrowed funds due to ordinary deposit growth and additional borrowings to fund asset growth.

     The average yield on interest-earning assets decreased 7 basis points to 7.47% for the three months ended December 31, 1999 from 7.54 % for the three months ended December 31, 1998, while the average cost of interest-bearing liabilities decreased by 6 basis points to 4.22% for the three months ended December 31, 1999 from 4.28% for the three months ended December 31, 1998. Interest rate spread decreased to 3.25% for the three months ended December 31, 1999 from 3.26% for the three months ended December 31, 1998 and the net interest margin improved from 3.52% to 3.71% during this period.

INTEREST AND DIVIDEND INCOME. Total interest and dividend income increased by $402,000 or 24.9% to $2.0 million for the three months ended December 31, 1999 from $1.6 million for the three months ended December 31, 1998. The increase in interest and dividend income was a result of a greater mix

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                DECEMBER 31, 1999

of higher yielding commercial and commercial real estate loans, partially offset by a decline in the average balance of investment securities and lower yields on investment securities.

     The average balance of net loans for the three months ended December 31, 1999 was $73.8 million compared to $50.5 million for the three months ended December 31, 1998. The average yield on net loans was 7.95% for the three months ended December 31, 1999 compared to 8.26% for the three months ended December 31, 1998, reflecting a general decline in interest rates. The average balance of investment securities for the three months ended December 31, 1999 was $30.1 million compared to $30.2 million for the three months ended December 31, 1998. The average yield on investment securities was 6.63% for the three months ended December 31, 1999 compared to 6.78% for the three months ended December 31, 1998.

INTEREST EXPENSE. Interest expense increased by $156,000 or 18.1 % to $1.0 million for the three months ended December 31, 1999 from $861,000 for the three months ended December 31, 1998. Interest expense increased primarily as a result of an increase in interest rates paid on Federal Home Loan Bank of Boston borrowings and deposit accounts. Average interest-bearing deposits increased by $7.0 million or 11.2% to $69.3 million for the three months ended December 31, 1999. Deposit balances have increased as a result of offering free checking products, certificate of deposit products with competitive rates and new deposits attributable to the Chelsea branch. Accordingly, interest expense on deposits increased $21,000 or 3.5% to $626,000 for the three months ended December 31, 1999 compared to $605,000 for the three months ended December 31, 1998. Interest expense on advances from the Federal Home Loan Bank of Boston increased $135,000 or 52.7% to $391,000 for the three months ended December 31, 1999 from $256,000 for the three months ended December 31, 1998. This increase is attributable to an increase in the rates paid on such advances and an increase in the level of Federal Home Loan Bank of Boston advances during the periods.

PROVISION FOR LOAN LOSSES. The allowance for loan losses is maintained through the provision for loan losses which is a charge to operations. The provision reflects management's assessment of potential losses and is based on a review of the risk characteristics as well as the growth of the loan portfolio. The Bank considers many factors in determining the level of the provision for loan losses. Collateral value on a loan by loan basis, trends of loan delinquencies, risk classification identified in the Bank's regular review of individual loans, and economic conditions are major factors in establishing the provision. At December 31, 1999, the balance of the allowance for loan losses was $660,000 or
 .89% of total loans as compared to $624,000 or .85% of total loans at September 30, 1999. As the Bank continues to expand its small business lending, additional increases to the provision are expected.

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                DECEMBER 31, 1999

NONINTEREST INCOME. Total noninterest income increased by $19,000 or 17.1% to $130,000 for the three months ended December 31, 1999 from $111,000 for the three months ended December 31, 1998. The increase was primarily the result of increased fees on transactional deposit accounts. The Company anticipates increases to noninterest income as it continues to expand the volume of its deposit relationships. It is also the Company's goal to increase its level of noninterest income by expanding its delivery systems to include PC banking, debit cards and additional ATMs and by continually considering additional sources of revenue. In this regard, the Company is offering various investment products through a relationship with a third-party broker-dealer.

NONINTEREST EXPENSE. Noninterest expense increased by $78,000 or 10.5% to $819,000 for the three months ended December 31, 1999 from $741,000 for the three months ended December 31, 1998. The increase resulted primarily from planned expenditures in human and technological resources, including increased staffing and non-recurring start up expenses associated with the opening of the Chelsea branch. Salaries and employee benefits, the largest component of noninterest expense was $431,000 for the three months ended December 31, 1999 as compared to $352,000 for the three months ended December 31, 1998, an increase of $79,000 or 22.4%. This increase was primarily associated with an increase of full time employees to staff the Bank's branch in Chelsea, commercial lending and operations departments. Occupancy and equipment expense increased by $22,000 or 21.6% to $124,000 for the three months ended December 31, 1999 as compared to $102,000 for the three months ended December 31, 1998, with the increase primarily related to additional space utilized for certain administrative functions and the opening of the Bank's Chelsea branch.
Other increases were incurred in the areas of equipment, data processing and advertising services, primarily related to the expansion of the Company's product lines and additional services, including PC banking and debit cards, and the opening of the Chelsea branch. Annual operating expenses are also expected to increase in future periods due to the increased cost of operating an additional branch location and as a public company, including the adoption of additional stock based employee benefit plans.

INCOME TAXES. The net provision for income taxes amounted to $96,000 for the three months ended December 31, 1999 as compared to $38,000 for the three months ended December 31, 1998, resulting in effective tax rates of 34.7% and 36.5%, respectively. The effective tax rate reflects the Company's utilization of a securities investment subsidiary to substantially reduce state income taxes.

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                DECEMBER 31, 1999

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

     The Company is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratio at December 31, 1999 was 9.48%.

     Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Company believes it could borrow additional funds from the Federal Home Loan Bank of Boston. At December 31, 1999, the Company had borrowings of $27.2 million.

     At December 31, 1999, the Company had $2.5 million in outstanding commitments to originate loans and $3.0 million in outstanding commitments to purchase investment securities. The Company anticipates that it will have sufficient funds available to meet its current loan origination and investments commitments. Certificates of deposit which are scheduled to mature in one year or less totaled $31.1 million at December 31, 1999. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank.

     The Company expects to incur additional costs associated with the addition to the main office, costs associated with the potential installations of off-site ATMs, a data-processing conversion and additional renovation costs. Management anticipates that it will have sufficient funds available to meet its planned capital expenditures throughout 2000.

     At December 31, 1999, the Company and the Bank exceeded all of their regulatory capital requirements.

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                DECEMBER 31, 1999

YEAR 2000

     Based on a review of the Bank's and the Company's business since January 1, 2000, the Company has not experienced any material effects of the year 2000 problem. Although the Company has not been informed of any material risks associated with the year 2000 problem from third parties, there can be no assurance that the Company will not be impacted in the future. The Company will continuously monitor its business applications and maintain contact with its third party vendors and key business partners to resolve any year 2000 problems that may arise in the future.

     Monitoring and managing the Year 2000 project has resulted in direct and indirect costs to the Company and the Bank. Total direct costs associated with the Year 2000 problem incurred to date are approximately $60,000. The Company does not believe that any further costs will have a material effect on results of operations. Both direct and indirect costs of addressing the Year 2000 problem have been changed to earnings as incurred.

IMPACT OF THE GRAMM-LEACH-BLILEY ACT

         On November 12, 1999, President Clinton signed the Gramm-Leach Bliley Act (the "Act"), which among other things, establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Generally, the Act (i) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers,
(ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by subsidiaries of national banks and state banks, (iv) provides an enhanced framework for protecting the privacy of information gathered by financial institutions regarding their customers and consumers, (v) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank System, (vi) requires public disclosure of certain agreements relating to funds expended in connection with an institution's compliance with the Community Retirement Act, (vii) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of bank securities and insurance activities.

         The Act also restricts the powers of new unitary savings and loan association holding companies. Unitary savings and loan holding companies that are "grandfathered," I.E., unitary savings and loan holding companies in existence or with applications filed with the OTS on or before May 4, 1999, such as the Company, retain their authority under the prior law. All other unitary savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under the Act. The Act also prohibits non-financial companies from acquiring grandfathered unitary savings and loan association holding companies.

         The Act also requires financial institutions to disclose, on ATM machines, any non-customer fees and to disclose to their customers upon the issuance of an ATM card any fees that may be imposed by the institutions on ATM users. For older ATMs, financial institutions will have until December 31, 2004 to provide such notices.

         The OTS has recently proposed regulations implementing the privacy protection provisions of the Act. The proposed regulations would require each financial institution to adopt procedures to protect customers' and consumers' "nonpublic personal information" by November 13, 2000. We would be required to disclose our privacy policy, including identifying with whom we share "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, we would be required to provide our customers with the ability to "opt-out" of having us share their personal information with unaffiliated third parties. We are in the process of developing a privacy protection policy and intend to review and amend that policy once completed, if necessary, for compliance with the regulations when they are adopted in final form. The Act also provides for the ability of each state to enact legislation that is more protective of consumers' personal information.

         We do not believe that the Act will have a material adverse affect upon our operations in the near term. However, to the extent the Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve.

                        RFS BANCORP, INC. AND SUBSIDIARY
                           PART II - OTHER INFORMATION
                                DECEMBER 31, 1999

PART II  OTHER INFORMATION

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               10.4 Amended and Restated Executive Employment Agreement Between Judith E. Tenaglia and Revere Federal Savings bank

               27.1  Financial Data Schedule

         (b)   Reports on Form 8-K
               None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      RFS BANCORP, INC.

Date:                                 By: /s/ James J. McCarthy
     -----------------------------       ----------------------------------
                                           James J. McCarthy
                                           President and Chief Executive Officer

Date:                                 By: /s/  Anthony J. Patti
     -----------------------------       ----------------------------------
                                           Anthony J. Patti
                                           Executive Vice President and
                                           Chief Financial Officer (principal
                                           accounting officer)