Form 10QSB
period 2000-03-31
RFS BANCORP INC
filed 2000-05-15
CIK 1069545

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2000

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

                           YES         X                              NO
                                      ---                                 ------

As of May 11, 2000, 905,973 shares of the registrant's common stock were outstanding.

                        RFS BANCORP, INC. AND SUBSIDIARY

INDEX

PART I                     FINANCIAL INFORMATION                                                        PAGE
                           ---------------------                                                        -----
Item 1                     Consolidated Financial Statements: (unaudited)

                           Consolidated Balance Sheets - March 31, 2000                                   1
                                    and September 30, 1999

                           Consolidated Statements of Income - Three Months
                                    Ended March 31, 2000 and 1999                                         2

                           Consolidated Statements of Income - Six Months
                                    Ended March 31, 2000 and 1999                                         3

                           Consolidated Statements of Changes in Stockholders'
                                    Equity-Six Months Ended March 31, 2000
                                    and 1999                                                              4

                           Consolidated Statements of Cash Flows - Six Months
                                    Ended March 31, 2000 and 1999                                         5

                           Notes to Unaudited Consolidated Financial Statements -
                                    March 31, 2000                                                        6

Item 2                     Management's Discussion and Analysis of Financial
                                     Condition and Results of Operations                                  12

Item 3                     Not applicable

PART II                    OTHER INFORMATION
                           -----------------

Item 4                     Submission of Matters to Vote of Securityholders                               25

Item 5                     Not applicable

Item 6                     Exhibits and Reports on Form 8-K                                               26


                           SIGNATURES                                                                     27
                           ----------


                        RFS BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                   March 31, 2000  September 30, 1999
                                                                   --------------  ------------------
                                                                     (Unaudited)
ASSETS
       Cash and due from banks                                       $   4,585        $   2,498
       Federal funds sold                                                  587              931
                                                                     ---------        ---------
              Total cash and cash equivalents                            5,172            3,429
       Securities available for sale, at fair value                      5,237            5,631
       Securities held to maturity, at amortized cost                   32,213           26,074
       Federal Home Loan Bank, ("FHLB") stock, at cost                   1,582            1,517
       Loans, net of allowance for loan losses of $695 and
       $624,  respectively                                              75,399           72,461
       Bank premises and equipment, net                                  2,533            2,128
       Accrued interest receivable                                         733              640
       Other assets                                                        437              284
                                                                     ---------        ---------
          Total assets                                               $ 123,306        $ 112,164
                                                                     =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

       Deposits                                                      $  81,645        $  74,807
       FHLB borrowings                                                  31,426           27,036
       Accrued expenses and other liabilities                               70              301
                                                                     ---------        ---------
          Total liabilities                                            113,141          102,144
                                                                     ---------        ---------

       Stockholders' equity:

          Common stock $.01 par value, 5,000,000 shares
              authorized, 933,523 shares issued and 905,973
              shares outstanding at 3/31/00 and 915,973 shares
              outstanding at 9/30/99                                         9                9
          Additional paid-in capital                                     3,748            3,736
          Retained earnings                                              6,675            6,357
          Unearned shares, stock-based incentive plan (17,550
          shares, at cost)                                                (168)            (168)
          Treasury stock (10,000 shares, at cost)                          (93)            --
          Accumulated other comprehensive income                           310              437
          Unallocated ESOP shares                                         (316)            (351)
                                                                     ---------        ---------
          Total stockholders' equity                                    10,165           10,020
                                                                     ---------        ---------
          Total liabilities and stockholders' equity                 $ 123,306        $ 112,164
                                                                     =========        =========

       See accompanying notes to unaudited consolidated financial statements.

                        RFS BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                          Three Months Ended
                                                                 -------------------------------------
                                                                  March 31, 2000         March 31, 1999
                                                                 --------------         --------------
                                                                              (Unaudited)
Interest and dividend income:

      Interest and fees on loans                                 $  1,482                    $  1,139
      Interest and dividends on securities                            604                         533
      Other interest                                                   31                          43
                                                                 --------                    --------
        Total interest and dividend income                          2,117                       1,715
                                                                 --------                    --------

Interest expense:

      Deposits                                                        655                         610
      FHLB borrowings                                                 431                         238
                                                                 --------                    --------
        Total interest expense                                      1,086                         848
                                                                 --------                    --------

Net interest and dividend income                                    1,031                         867

Provision for loan losses                                              36                          22
                                                                 --------                    --------

Net interest and dividend income, after provision for loan
losses                                                                995                         845
                                                                 --------                    --------

Other income:

      Deposit account fees                                             50                          46
      Other income                                                     44                          30
                                                                 --------                    --------
        Total other income                                             94                          76
                                                                 --------                    --------

Operating expenses:

      Salaries and employees benefits                                 471                         390
      Occupancy and equipment expenses                                119                         118
      Professional services                                            62                          65
      Office supplies                                                  18                          25
      Data processing expenses                                         55                          49
      Other expenses                                                  151                         129
                                                                 --------                    --------
        Total operating expenses                                      876                         776
                                                                 --------                    --------

Income before income taxes                                            213                         145

Provision for income taxes                                             76                          53
                                                                 --------                    --------

Net income                                                       $    137                    $     92
                                                                 ========                    ========

Basic earnings per share                                         $   0.15                    $   0.10
Diluted earnings per share                                       $   0.15                    $   0.10

Weighted average shares outstanding :
      Basic                                                       897,211                     898,423
      Diluted                                                     901,750                     898,423


      See accompanying notes to unaudited consolidated financial statements.

                        RFS BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                              Six Months Ended
                                                                   ----------------------------------------
                                                                   March 31, 2000            March 31, 1999
                                                                   --------------            --------------
                                                                                  (Unaudited)
Interest and dividend income:

      Interest and fees on loans                                       $ 2,949                   $ 2,181
      Interest and dividends on securities                               1,128                     1,070
      Other interest                                                        85                       106
                                                                       -------                   -------
        Total interest and dividend income                               4,162                     3,357
                                                                       -------                   -------

Interest expense:

      Deposits                                                           1,281                     1,215
      FHLB borrowings                                                      822                       494
                                                                       -------                   -------
        Total interest expense                                           2,103                     1,709
                                                                       -------                   -------

Net interest and dividend income                                         2,059                     1,648

Provision for loan losses                                                   72                        45
                                                                       -------                   -------

Net interest and dividend income, after provision for loan
losses                                                                   1,987                     1,603
                                                                       -------                   -------

Other income:

      Deposit account fees                                                117                        82
      Other income                                                         81                        80
                                                                       -------                   -------
        Total other income                                                198                       162
                                                                       -------                   -------

Operating expenses:

      Salaries and employees benefits                                     888                       729
      Occupancy and equipment expenses                                    226                       205
      Professional services                                               127                       160
      Office supplies                                                      37                        58
      Data processing expenses                                            114                        95
      Other expenses                                                      303                       269
                                                                       -------                   -------
        Total operating expenses                                        1,695                     1,516
                                                                       -------                   -------

Income before income taxes                                                490                       249

Provision for income taxes                                                172                        91
                                                                       -------                   -------

Net income                                                              $ 318                     $ 158
                                                                       =======                   =======

Basic earnings per share                                               $ 0.35                    $ 0.18
Diluted earnings per share                                             $ 0.35                    $ 0.18

Weighted average shares outstanding :
      Basic                                                           899,835                   898,423
      Diluted                                                         905,136                   898,423

      See accompanying notes to unaudited consolidated financial statements.

                        RFS BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                             UNEARNED SHARES,
                                                          ADDITIONAL                                            STOCK-BASED
                                            COMMON          PAID-IN          RETAINED           TREASURY      INCENTIVE PLAN,
                                             STOCK          CAPITAL          EARNINGS            STOCK         17,550 SHARES
                                        -----------------------------------------------------------------------------------------
Balance at September 30, 1999             $      9      $   3,736          $  6,357          $    ---           $   (168)
Comprehensive income:
  Net income                                   ---            ---               318               ---                ---
  Change in unrealized holding gain
  on securities available for sale, net        ---
  taxes of Comprehensive income                ---            ---               ---               ---                ---
Unearned compensation payment                  ---            ---               ---               ---                ---
Common stock repurchases                       ---            ---               ---               (93)               ---
Recognition and retention plan                 ---             12               ---               ---                ---
                                          ---------      --------          --------          ---------          ---------
Balance at March 31, 2000                 $       9      $  3,748          $  6,675          $    (93)          $   (168)
                                          =========      ========          ========          =========          =========

Balance at September 30, 1998             $    ---       $    ---          $  5,971          $    ---           $    ---
Comprehensive income:
  Net income                                   ---            ---               158               ---                ---
  Change in unrealized holding
  on securities available for sale,
  net of gain taxes                            ---            ---               ---               ---                ---
    Comprehensive income
Net proceeds from common
  stock issued pursuant to IPO                   9          3,698               ---               ---                ---
Common stock acquired by ESOP                  ---            ---               ---               ---                ---
                                          ---------      --------          --------          ---------          ---------
Balance at March 31, 1999                 $      9       $  3,698          $  6,129          $    ---           $    ---
                                          =========      ========          ========          =========          =========

                                           ACCUMULATED
                                              OTHER                                 TOTAL
                                          COMPREHENSIVE      UNALLOCATED        STOCKHOLDERS'
                                             INCOME          ESOP SHARES           EQUITY
                                       ---------------------------------------------------------------
Balance at September 30, 1999              $    437            $   (351)            $10,020
Comprehensive income:
  Net income                                    ---                 ---                 ---
  Change in unrealized holding gain
  on securities available for sale, net
  taxes of Comprehensive income                (127)                ---                 191
Unearned compensation payment                   ---                  35                  35
Common stock repurchases                        ---                 ---                 (93)
Recognition and retention plan                  ---                 ---                  12
                                           --------            --------             -------
Balance at March 31, 2000                  $    310            $   (316)            $10,165
                                           ========            ========            ========

Balance at September 30, 1998              $    513            $    ---             $ 6,484
Comprehensive income:
  Net income                                    ---                 ---                 ---
  Change in unrealized holding
  on securities available for sale,
  net of gain taxes                              63                 ---                 ---
    Comprehensive income                                                                221
Net proceeds from common
  stock issued pursuant to IPO                  ---                 ---               3,707
Common stock acquired by ESOP                   ---                (351)               (351)
                                           -------             --------            --------
Balance at March 31, 1999                  $    576            $   (351)            $10,061
                                           =======             ========            ========


See accompanying notes to unaudited consolidated financial statements.

                        RFS BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  Six Months                 Six Months
                                                                     Ended                      Ended
                                                                March 31, 2000               March 31, 1999
                                                               ------------------        --------------------
Cash flows from operating activities:                                          (unaudited)
Net income                                                      $    318                    $    158
Adjustments to reconcile net income to net cash
  provided by operating activities:

Provision for loan losses                                             72                          45
(Gain) loss on sale of loans                                           3                          (1)
Amortization, net of accretion, of securities                         19                          37
Depreciation                                                         114                         108
Earned MRRP shares                                                    12                          --
Reduction in unallocated ESOP shares                                  35                          --
Increase in interest receivable                                      (93)                        (40)
(Increase) decrease in other assets                                 (153)                         59
Decrease in accrued expenses and other liabilities                  (140)                         (6)
Change in deferred loan origination fees, net                          7                           2
                                                                --------                    --------

Net cash provided by operating activities                            194                         362
                                                                --------                    --------

Cash flows from investing activities:
Purchase of FHLB stock                                               (65)                         --
Purchases of held-to-maturity securities                          (7,985)                     (4,021)
Purchases of available-for-sale securities                            --                          --
Proceeds from maturities of held-to-maturity securities            2,003                       4,575
Net increase in loans                                             (3,576)                    (15,373)
Proceeds from sale of loans                                          556                       3,179
Purchases of banking premises and equipment                         (519)                       (713)
                                                                --------                    --------

Net cash used in investing activities                             (9,586)                    (12,353)
                                                                --------                    --------

Cash flows from financing activities:
Net increase in deposits                                           6,838                       6,030
Proceeds from FHLB advances                                       24,000                         121
Repayment of advances from FHLB                                  (19,610)                       (576)
Common stock repurchases                                             (93)                         --
Net proceeds from common stock issued pursuant to                     --                       3,707
  initial public offering
Payments to acquire common stock for ESOP                             --                        (351)
                                                                --------                    --------

Net cash provided by financing activities                         11,135                       8,931
                                                                --------                    --------

Net increase (decrease) in cash and cash equivalents               1,743                      (3,060)

Cash and cash equivalents at beginning of period                   3,429                       7,930
                                                                --------                    --------

Cash and cash equivalents at end of period                      $  5,172                    $  4,870
                                                                ========                    ========
Supplemental cash flow information:
   Interest paid on deposits                                    $  1,281                    $  1,214
   Interest paid on FHLB borrowings                             $    822                    $    494
   Income taxes paid                                            $    243                    $    102

See accompanying notes to unaudited consolidated financial statements.

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

1)       BASIS OF PRESENTATION AND CONSOLIDATION

The unaudited consolidated interim financial statements of RFS Bancorp, Inc. and Subsidiary ("RFS Bancorp" or the "Company") presented herein should be read in conjunction with the consolidated financial statements for the year ended September 30, 1999, included in the Annual Report on Form 10-KSB of RFS Bancorp, Inc., the holding company for Revere Federal Savings Bank (the "Bank"). The operating results for the three and six month periods ended March 31, 2000 are those of the Bank and Company. RFS Bancorp had not issued any stock and had not conducted any business until December 18, 1998 when RFS Bancorp became the Bank's stock holding company in connection with the Bank's reorganization from the mutual savings association to the mutual holding company form of organization. Operating results prior to December 18, 1998 include only the Bank and not the Company.

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

2)       COMMITMENTS AND CONTINGENCIES

At March 31, 2000, the Bank had outstanding commitments to originate loans amounting to approximately $605,000, and unused lines of credit amounting to approximately $1.4 million for commercial loans and $4.4 million for home equity loans.

3)       STOCK CONVERSION

The Bank is a federally chartered stock savings bank founded in 1901. The Bank converted from a federal mutual savings association into a mutual holding company form of organization on December 18, 1998 and issued 100% of its capital stock to the Company. RFS Bancorp was organized at the direction of the Board of Directors of the Bank. The Company issued 933,523 shares of which 47% of these shares, or 438,756 shares, were sold to the Bank's depositors and employee benefit plans and 53% of these shares, or 494,767 shares, were issued to Revere, MHC, a federal mutual holding company (the "MHC"). The initial offering price was $10.00 per share and

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

the gross proceeds raised was $4.4 million. Net proceeds of the offering were approximately $3.8 million. On December 18, 1998, the Company loaned approximately $351,000 to the Company's Employee Stock Ownership Plan to fund its purchase of 35,100 shares of common stock of the Company.

4)       EARNINGS PER SHARE

Earnings per share for the three months ended March 31, 2000 was $.15 and $.15, respectively, on a basic and diluted basis. Earnings per share for the six months ended March 31, 2000 was $.35 and $.35, respectively, on a basic and diluted basis. Earnings per share for the three months ended March 31, 1999 was $.10 and $.10, respectively, on a basic and diluted basis. Earnings per share for the six months ended March 31, 1999 was $.18 and $.18, respectively, on a basic and diluted basis. Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. In calculating basic earnings per share, the number of shares of common stock outstanding is reduced by the number of shares held by the Company's Employee Stock Ownership Plan (the "ESOP") that have not been allocated or are not committed for release to participants' individual accounts. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company related solely to outstanding stock options and unearned recognition and retention plan shares and are determined using the treasury stock method.

5)       STOCK REPURCHASES

On June 29, 1999, the Board of Directors of the Company authorized a stock repurchase program under which the Company could repurchase up to 20% of the common stock issued in the reorganization to persons other than Revere, MHC, or 87,751 shares. The repurchase program was approved by the OTS on January 28, 2000. During the quarter ended March 31, 2000, the Company repurchased 10,000 shares of its common stock at a cost of approximately $93,000.

The Company intends to hold the shares repurchased as treasury shares. The Company may utilize such shares to fund any stock benefit or compensation plan or for any other purpose of the Board of Directors of the Company deems advisable in compliance with applicable law.

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

6)       INVESTMENT SECURITIES

         Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values are as follows:


                                                            MARCH 31, 2000                   SEPTEMBER 30, 1999
                                              -----------------------------------------------------------------------------
                                                  AMORTIZED          FAIR             AMORTIZED                FAIR
                                                    COST             VALUE               COST                  VALUE
                                              -----------------------------------------------------------------------------
                                                                        (In Thousands)
                                                                         (Unaudited)
Securities Available for Sale:

         Mortgage-backed securities               $        4,678     $        4,439     $        4,853      $        4,692
         Marketable equity securities                         24                798                 24                 939
                                                  --------------     --------------     --------------      ---------------
                  Total                           $        4,702     $        5,237     $        4,877      $        5,631
                                                  ==============     ==============     ==============      ==============

Securities held to maturity:
         U.S. Government & federal
         agency Obligations                       $        11,986    $        11,639    $         4,000      $        3,733
         Mortgage-backed securities                        17,606             17,182             18,818              18,550
         Asset-backed securities                            2,621              2,618              3,256               3,231
                                                  --------------     --------------     --------------      ---------------
                  Total                           $        32,213    $        31,439    $        26,074     $        25,514
                                                  ===============    ===============    ===============     ===============

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

7)       LOANS

The following table presents selected data relating to the composition of the Company's loan portfolio by type of loan on the dates indicated.


                                               MARCH 31, 2000                          SEPTEMBER 30, 1999
                                  ------------------------------------------------------------------------------------
                                         AMOUNT              PERCENT               AMOUNT              PERCENT
                                  ------------------------------------------------------------------------------------
                                                                (Dollars in Thousands)
                                                                      (Unaudited)

Residential mortgage loans            $    47,461        $      62.3%               47,172               64.5%
Commercial real estate loans               15,521               20.4                13,253               18.1
Construction and land loans                 2,462                3.2                 2,192                3.0
Commercial loans                            5,776                7.6                 5,937                8.1
Consumer loans                              1,079                1.4                   971                1.3
Home equity loans                           3,893                5.1                 3,650                5.0
                                       ----------                                  -------

    Total loans                            76,192               100.0%              73,175              100.0%

Loans held for sale                           ---                                     ---
Less :
Deferred loan origination fees                 98                                       90
Allowance for loan losses                     695                                      624
                                       ----------                                  -------

    Total loans, net                  $    75,399                                 $  72,461
                                      ===========                                 =========

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

8)       ALLOWANCE FOR LOAN LOSSES

The following table analyzes activity in the Company's allowance for loan losses for the periods indicated.

                                                                    SIX                          SIX
                                                                MONTHS ENDED                 MONTHS ENDED
                                                               MARCH 31, 2000              MARCH 31, 1999
                                                               --------------              --------------
                                                                         (Dollars in Thousands)
                                                                               (Unaudited)

Average loans, net                                              $ 74,415                        53,145
                                                                ========                    ==========
Period-end gross loans                                          $ 76,192                        59,633
                                                                ========                    ==========

Allowance for loan losses at beginning of period                $    624                           528
Provision for loan losses                                             72                            45
Plus recoveries                                                      ---                           ---
Loans charged-off                                                     (1)                           (2)
                                                                --------                    ----------
Allowance for loan losses at end of period                      $    695                           571
                                                                ========                    ==========

Non-performing loans                                            $    20                              2
                                                                ========                    ==========
Ratios:
     Allowance for loan losses to period-end gross loans            .91%                          .96%
     Allowance for loan losses to non-performing loans          3,475.0%                     28,550.0%

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

9)       DEPOSITS AND BORROWED FUNDS

The following tables set forth the various types of deposit accounts at the Company and the balances in these accounts as well as the borrowings of the Company at the dates indicated.


                                             MARCH 31, 2000                SEPTEMBER 30, 1999
                               ----------------------------------------------------------------------------

                                      AMOUNT       PERCENT                  AMOUNT               PERCENT
                               ----------------------------------------------------------------------------
                                                          (Dollars in Thousands)
                                                               (Unaudited)
Deposits:

Savings accounts                    $  19,771           24.2%                17,598                 23.5%
NOW checking                            8,432           10.3                  6,703                  9.0
Demand deposits                         8,427           10.3                  6,877                  9.2
Money market accounts                   2,922            3.6                  2,665                  3.6
Certificates of deposit                42,093           51.6                 40,964                 54.7
                                    ---------          ------               -------                ------
     Total deposits                 $  81,645          100.0%                74,807                100.0%
                                    =========                              ========                ======

Borrowed funds:

Advances from FHLB                  $  31,426                               27,036
Other borrowed funds                      ---                                  ---
                                    ---------                              -------

     Total borrowed funds           $  31,426                               27,036
                                    =========                              =======


10)      BENEFIT PLANS

At the January 19, 2000 annual meeting, stockholders approved the following. The 1999 RFS Bancorp, Inc. Stock Option Plan and 1999 RFS Bancorp, Inc. Recognition and Retention Plan were both amended to allow for acceleration of vesting upon retirement and change of control.

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000

GENERAL

         Revere Federal Savings Bank (the "Bank") completed its conversion from a federal mutual savings association to a stock institution and was simultaneously acquired by RFS Bancorp, Inc. (the "Company") on December 18, 1998 upon the consummation of the Bank's reorganization to the mutual holding company form of organization and stock offering (the "Reorganization"). The following discussion compares the financial condition of the Company and the Bank, at March 31, 2000 to September 30, 1999, and the results of operations for the three and six months ended March 31, 2000, compared to the same period in 1999. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included within this report.

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

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000

     - the willingness of users to substitute competitors' products and services for the Company's and the Bank's products and services;
     - the Company's and the Bank's success in gaining regulatory approval of their products and services, when required;
     - the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);
     - the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);
     -    the impact of technological changes;
     -    acquisitions;
     -    changes in consumer spending and saving habits; and
     - the Company's and the Bank's success at managing the risks involved in their business.

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

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000

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

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000


                                                           THREE MONTHS ENDED MARCH 31, 2000     THREE MONTHS ENDED MARCH 31, 1999
                                                   --------------------------------------------------------------------------------
                                                                         INTEREST                            INTEREST
                                                            AVERAGE       INCOME/    YIELD/    AVERAGE        INCOME/     YIELD/
                                                            BALANCE       EXPENSE     RATE     BALANCE        EXPENSE      RATE
                                                   --------------------------------------------------------------------------------
                                                                          (DOLLARS IN THOUSANDS) (UNAUDITED)

 INTEREST-EARNING ASSETS:

Total loans, net                                             $75,075     $ 1,482       7.90%   $ 55,960       $ 1,139      8.14%
Investments                                                   35,623         604       6.78%     33,111           533      6.44%
Other earning assets                                           2,340          31       5.30%      4,260            43      4.04%
                                                           ---------    --------               --------       -------

 Total interest-earning assets                               113,038       2,117       7.49%     93,331         1,715      7.35%
                                                                        --------                              -------

 Cash and due from banks                                       1,825                                880
 Other assets                                                  5,192                              2,842
                                                           ---------                           --------

 Total assets                                              $ 120,055                           $ 97,053
                                                           =========                           ========

 INTEREST-BEARING LIABILITIES:

Passbook & Statement Savings                                $ 18,166          70       1.54%   $ 16,607            59      1.41%
NOW's and MMA's                                               10,795          45       1.67%      6,642            32      1.95%
Certificate of deposits                                       41,698         540       5.18%     39,253           519      5.29%
                                                           ---------    --------               --------       -------

Total interest-bearing deposits                                70,659        655       3.71%     62,502           610      3.90%

FHLB borrowings                                                29,353        431       5.87%     17,815           238      5.34%
                                                           ----------   --------               --------       -------

Total interest-bearing liabilities                            100,012      1,086       4.34%     80,317           848      4.22%
                                                                        --------               --------

 Demand deposit accounts                                        9,000                             6,156
 Other liabilities                                                921                               510
                                                                  ---                               ---

 Total liabilities                                            109,933                            86,983

 Stockholders' equity                                          10,122                            10,070
                                                              -------                            ------

 Total liabilities and stockholders' equity                 $ 120,055                          $ 97,053
                                                            -========                          =======-

 Net interest income                                                     $ 1,031                                $ 867
                                                                         ======                                 ====-

 Interest rate spread                                                                              3.15%                   3.13%

 Net interest margin                                                                               3.65%                   3.72%

 Interest-earning assets/interest-bearing liabilities                                            113.02%                 116.20%


                                                           SIX MONTHS ENDED MARCH 31, 2000    SIX MONTHS ENDED MARCH 31, 1999
                                                   --------------------------------------------------------------------------------
                                                                         INTEREST                             INTEREST
                                                            AVERAGE       INCOME/    YIELD/     AVERAGE        INCOME/     YIELD/
                                                            BALANCE       EXPENSE     RATE      BALANCE        EXPENSE      RATE
                                                   --------------------------------------------------------------------------------
                                                                          (DOLLARS IN THOUSANDS) (UNAUDITED)
 INTEREST-EARNING ASSETS:

 Total loans, net                                          $ 74,415     $  2,949     7.93%    $  53,145        $ 2,181       8.21%
 Investments                                                 33,584        1,128     6.72%       33,002          1,070       6.48%
 Other earning assets                                         3,261           85     5.21%        4,628            106       4.58%
                                                           --------     --------              ---------        -------

 Total interest-earning assets                              111,260        4,162     7.48%       90,775          3,357       7.39%
                                                                        --------                               -------

 Cash and due from banks                                      1,772                                 787
 Other assets                                                 5,085                               2,740
                                                           --------                           ---------

 Total assets                                              $118,117                           $  94,302
                                                           ========                           =========

 INTEREST-BEARING LIABILITIES:

 Passbook & Statement Savings                              $ 18,013          137     1.52%    $  16,647            112       1.35%
 NOW's and MMA's                                             10,296           80     1.55%        7,966             60       1.51%
 Certificate of deposits                                     41,633        1,064     5.11%       38,647          1,043       5.40%
                                                           --------     --------              ---------        -------

 Total interest-bearing deposits                             69,942        1,281     3.66%       63,260          1,215       3.84%

 FHLB borrowings                                             28,260          822     5.82%       17,962            494       5.50%
                                                           --------     --------              ---------        -------

 Total interest-bearing liabilities                          98,202        2,103     4.28%       81,222          1,709       4.21%
                                                                        --------                               -------

 Demand deposit accounts                                      8,887                               4,157
 Other liabilities                                              888                                 298
                                                           --------                           ---------

 Total liabilities                                          107,977                              85,677

 Stockholders' equity                                        10,140                               8,625
                                                           --------                           ---------

 Total liabilities and stockholders' equity                $118,117                             $94,302
                                                           ========                           =========

 Net interest income                                                    $  2,059                               $ 1,648
                                                                        ========                               =======

 Interest rate spread                                                               3.20%                                    3.19%

 Net interest margin                                                                3.70%                                    3.63%

 Interest-earning assets/interest-bearing liabilities                             113.30%                                  111.76%


                                       16

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000

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


                                      Three Months Ended March 31,
                                             2000 vs. 1999
                                           Increase (decrease)
                                   ---------------------------------
                                         Due to
                                   --------------------
                                     Rate      Volume         Total
                                   ---------------------------------
                                            (In Thousands)
                                             (Unaudited)
Interest and dividend income:
Loans, net                          ($ 40)       $ 383        $ 343
Investments                            29           42           71
Other earning assets                   10          (22)         (12)
                                    -----        -----        -----
Total                                  (1)         403          402
                                    -----        -----        -----

Interest expense:

Deposits                              (32)          77           45
Borrowed funds                         32          161          193
                                    -----        -----        -----
Total                                   0          238          238
                                    -----        -----        -----

Change in net interest income       ($  1)       $ 165        $ 164
                                    =====        =====        =====

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000

                                        Six Months Ended March 31,
                                               2000 vs. 1999
                                           Increase (decrease)
                                    --------------------------------
                                          Due to
                                    ----------------
                                      Rate     Volume        Total
                                    --------------------------------
                                             (In Thousands)
                                               (Unaudited)
Interest and dividend income:

Loans, net                          ($ 89)       $ 857        $ 768
Investments                            38           20           58
Other earning assets                   12          (33)         (21)
                                    -----        -----        -----
Total                                 (39)         844          805
                                    -----        -----        -----

Interest expense:

Deposits                              (59)         125           66
Borrowed funds                         36          292          328
                                    -----        -----        -----
Total                                 (23)         417          394
                                    -----        -----        -----

Change in net interest income       ($ 16)       $ 427        $ 411
                                    =====        =====        =====


                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND SEPTEMBER 30, 1999.

         Total assets increased by $11.1 million or 9.9% to $123.3 million at March 31, 2000 from $112.2 million at September 30, 1999. The net increase in total assets is primarily attributed to increases in net loans and investment securities. Total net loans increased by $2.9 million or 4.1% to $75.4 million or 61.2% of total assets at March 31, 2000 as compared to $72.5 million or 64.6% of total assets at September 30, 1999. Investment securities held by the Company increased by $5.8 million or 18.3% to $37.5 million at March 31, 2000 from $31.7 million at September 30, 1999. This increase is primarily due to the purchase of $8.0 million of Federal Home Loan Bank Bonds offset by regularly scheduled principal paydowns of mortgaged-backed and asset-backed securities.

         Total liabilities increased by $10.9 million or 10.7% to $113.1 at March 31, 2000 from $102.1 million at September 30,1999. Total deposits increased $6.8 million or 9.1% to $81.6 million at March 31, 2000 from $74.8 million at September 30, 1999. This increase was the result of the continued success of our Chelsea branch as well as ordinary deposit growth. We also experienced an increase in Federal Home Loan Bank of Boston borrowings of $4.4 million or 16.2% to $31.4 million at March 31, 2000 from $27.0 million at September 30, 1999. This increase is due to the borrowing of advances to fund the purchase of investment securities.

COMPARISON OF THE OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999.

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

NET INCOME. The Company's net income for the three months ended March 31, 2000 was $137,000 as compared to $92,000 for the three months ended March 31, 1999. This $45,000 or 48.9% increase in net income during the period was the result of an increase of $402,000 in interest and dividend income, an increase of $18,000 in other income, partially offset by an increase of $238,000 in interest expense, an increase in provision for loan losses of $14,000, an increase of $100,000 in operating expenses and an increase in provision for income taxes of $23,000. The continued

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000

expansion of the Company's lending activities accounted for the increase in interest income, while its operating expenses increased due to the Company's planned expenditures in human and technological resources, including increased staffing. The return on average assets for the three months ended March 31, 2000 was .46% compared to .38% for the three months ended March 31, 1999.

NET INTEREST AND DIVIDEND INCOME BEFORE PROVISION FOR LOAN LOSSES. The Company's net interest and dividend income before provision for loan losses for the three months ended March 31, 2000 increased $164,000 or 18.9% to $1.0 million from $867,000 for the three months ended March 31, 1999. The increase is attributed to a combination of the $343,000 increase in interest and fees on loans and an increase of $71,000 in interest and dividends on securities, partially offset by an increase of $238,000 in interest expense on deposits and borrowed funds due to higher interest rates.

         The average yield on interest-earning assets increased 14 basis points to 7.49% for the three months ended March 31, 2000 from 7.35 % for the three months ended March 31, 1999, while the average cost on interest-bearing liabilities increased by 12 basis points to 4.34% for the three months ended March 31, 2000 from 4.22% for the three months ended March 31, 1999. The interest rate spread increased to 3.15% for the three months ended March 31, 2000 from 3.13% for the three months ended March 31, 1999 and the net interest margin decreased from 3.72% to 3.65% during this period.

INTEREST AND DIVIDEND INCOME. Total interest and dividend income increased by $402,000 or 23.4% to $2.1 million for the three months ended March 31, 2000 from $1.7 million for the three months ended March 31, 1999. The increase in interest and dividend income was a result of a higher interest rates and increased volume of commercial and commercial real estate loans. The average balance of net loans for the three months ended March 31, 2000 was $75.1 million compared to $56.0 million for the three months ended March 31, 1999. The average yield on net loans was 7.90% for the three months ended March 31, 2000 compared to 8.14% for the three months ended March 31, 1999. The average balance of investment securities for the three months ended March 31, 2000 was $35.6 million compared to $33.1 million for the three months ended March 31, 1999. The average yield on investment securities was 6.78% for the three months ended March 31, 2000 compared to 6.44% for the three months ended March 31, 1999.

INTEREST EXPENSE. Interest expense increased by $238,000 or 28.1 % to $1.1 million for the three months ended March 31, 2000 from $848,000 for the three months ended March 31, 1999. Interest expense increased primarily as a result of an increase in interest rates paid on FHLB borrowings and deposit accounts and an increase in the level of FHLB borrowings during the three months ended March 31, 2000 as compared to the same period in 1999. Average interest-bearing deposits increased by $8.2 million or 13.1% to $70.7 million for the three months ended March 31, 2000 from

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000

$62.5 million for the three months ended March 31, 1999. This increase is primarily due to increases resulting from an increase in checking products, certificate of deposit products with competitive rates and new deposits attributable to the Chelsea branch. Accordingly, interest expense on deposits increased $45,000 or 7.4% to $655,000 for the three months ended March 31, 2000 compared to $610,000 for the three months ended March 31, 1999. Interest expense on advances from the FHLB increased $193,000 or 81.1% to $431,000 for the three months ended March 31, 2000 from $238,000 for the three months ended March 31, 1999. This is attributable to rising rates paid on borrowings, and an increase in the level of such advances.

 PROVISION FOR LOAN LOSSES. The provision for loan losses is a result of the Company's periodic analysis of the adequacy of the allowance for loan losses. The provision for loan losses increased $14,000 or 63.5% to $36,000 for the three months ended March 31, 2000 as compared to $22,000 for the same period in 1999. The provision reflects management's assessment of potential losses and is based on a review of the risk characteristics as well as the growth of the loan portfolio. The Bank considers many factors in determining the level of the provision for loan losses. Collateral value on a loan by loan basis, trends of loan delinquencies, risk classification identified in the Bank's regular review of individual loans, and economic conditions are major factors in establishing the provision. At March 31, 2000, the balance of the allowance for loan losses was $695,000 or .91% of total loans versus $624,000 or .85% of total loans at September 30, 1999. As the Bank continues to expand its small business lending, additional increases to the provision are likely.

NONINTEREST INCOME. Total noninterest income increased by $18,000 or 23.7% to $94,000 for the three months ended March 31, 2000 from $76,000 for the three months ended March 31, 1999. The increase was primarily the result of increased fees on transactional deposit accounts. The Company anticipates increases to noninterest income as it continues to expand the volume of its deposit relationships. It is also the Company's goal to increase its level of noninterest income by expanding its delivery systems to include PC banking, debit cards and additional ATMs and by continually considering additional sources of revenue.

 NONINTEREST EXPENSE. Noninterest expense increased by $100,000 or 12.9% to $876,000 for the three months ended March 31, 2000 from $776,000 for the three months ended March 31, 1999. The increase resulted primarily from planned expenditures in human and technological resources. Salaries and employee benefits, the largest component of noninterest expense was $471,000 for the three months ended March 31, 2000 as compared to $390,000 for the three months ended March 31, 1999, an increase of $81,000 or 20.8%. This increase was primarily associated with the addition of full time employees to staff the Bank's customer service, commercial lending and operations departments.

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000

INCOME TAXES. The provision for income taxes amounted to $76,000 for the three months ended March 31, 2000 as compared to $53,000 for the three months ended March 31, 1999, resulting in effective tax rate of 35.7% and 36.5%, respectively. The effective tax rate reflects the Company's utilization of a securities investment subsidiary to substantially reduce state income taxes.

COMPARISON OF THE OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999.

NET INCOME. The Company's net income for the six months ended March 31, 2000 was $318,000 as compared to $158,000 for the six months ended March 31, 1999. This $160,000 or 101.3% increase in net income during the six months ended March 31, 2000 was the result of an increase of $805,000 in interest and dividend income and an increase of $36,000 in other income, partially offset by an increase of $394,000 in interest expense and an increase in provision for loan losses of $27,000 and an increase of $179,000 in operating expenses. The Company's continued expansion of its lending activities accounted for the increase in interest income, while its interest expense increased due to rising interest rates and operating expenses increased due to the Company's planned expenditures in human and technological resources. The return on average assets for the six months ended March 31, 2000 was .54% compared to .34% for the six months ended March 31, 1999.

NET INTEREST AND DIVIDEND INCOME BEFORE PROVISION FOR LOAN LOSSES. The Company's net interest and dividend income before provision for loan losses for the six months ended March 31, 2000 increased $411,000 or 24.9% to $2.1 million from $1.6 million for the six months ended March 31, 1999. The increase is attributed to a combination of the $768,000 increase in interest and fees on loans and an increase of $58,000 in interest and dividends on securities, partially offset by an increase of $394,000 in interest expense on deposits and borrowed funds due to higher interest rates.

         The average yield on interest-earning assets increased 8 basis points to 7.48% for the six months ended March 31, 2000 from 7.40% for the six months ended March 31, 1999, while the average cost on interest-bearing liabilities increased by 7 basis points to 4.28% for the six months ended March 31, 2000 from 4.21% for the six months ended March 31, 1999. The interest rate spread increased to 3.20% for the six months ended March 31, 2000 from 3.19% for the six months ended March 31, 1999 and the net interest margin improved from 3.63% to 3.70% during the six months ended March 31, 2000 as compared to the same period in 1999.

INTEREST AND DIVIDEND INCOME. Total interest and dividend income increased by $805,000 or 24.0% to $4.2 million for the six months ended March 31, 2000 from $3.4 million for the six months ended March 31, 1999. The increase in interest and dividend income was a result of a higher level of commercial and commercial real estate loans. The average balance of net loans for the six months ended March 31, 2000 was $74.4 million compared to $53.1 million for the six months ended March

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000

31, 1999. The average yield on net loans was 7.93% for the six months ended March 31, 2000 compared to 8.21% for the six months ended March 31, 1999, reflecting a general decline in interest rates. The average balance of investment securities for the six months ended March 31, 2000 was $33.6 million compared to $33.0 million for the six months ended March 31, 1999. The average yield on investment securities was 6.72% for the six months ended March 31, 2000 compared to 6.48% for the six months ended March 31, 1999.

INTEREST EXPENSE. Interest expense increased by $394,000 or 23.1% to $2.1 million for the six months ended March 31, 2000 from $1.7 million for the six months ended March 31, 1999. Interest expense increased primarily as a result of an increase in interest rates paid on FHLB borrowings and deposit accounts and an increase in the level of FHLB borrowings during the six months ended March 31, 2000. Average interest-bearing deposits increased by $6.7 million or 10.6% to $69.9 million for the six months ended March 31, 2000 from $63.3 million for the same period in 1999. Deposit balances have increased as a result of an increase in checking products, certificate of deposit products with competitive rates and deposits attributable to the Chelsea branch. Accordingly, interest expense on deposits increased $66,000 or 5.4% to $1.3 million for the six months ended March 31, 2000 compared to $1.2 million for the six months ended March 31, 1999. Interest expense on FHLB borrowings increased $328,000 or 66.4% to $822,000 for the six months ended March 31, 2000 from $494,000 for the six months ended March 31, 1999. This is attributable to an increase in the rates paid on FHLB borrowings and an increase in the level of such borrowings.

PROVISION FOR LOAN LOSSES. The provision for loan losses increased $27,000 or 60.0% to $72,000 for the six months ended March 31, 2000 as compared to $45,000 for the same period in 1999. The provision reflects management's assessment of potential losses and is based on a review of the risk characteristics as well as the growth of the loan portfolio. The Bank considers many factors in determining the level of the provision for loan losses. Collateral value on a loan by loan basis, trends of loan delinquencies, risk classification identified in the Bank's regular review of individual loans, and economic conditions are major factors in establishing the provision. At March 31, 2000, the balance of the allowance for loan losses was $695,000 or .91% of total loans. As the Bank continues to expand its small business lending, additional increases to the provision are likely.

NONINTEREST INCOME. Total noninterest income increased by $36,000 or 22.2% to $198,000 for the six months ended March 31, 2000 from $162,000 for the six months ended March 31, 1999. The increase was primarily the result of increased fees on transactional deposit accounts. The Company anticipates increases to noninterest income as it continues to expand the volume of its deposit relationships. It is also the Company's goal to increase its level of noninterest income by expanding its delivery systems to include PC banking, debit cards and additional ATMs and by continually considering additional sources of revenue.

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000

NONINTEREST EXPENSE. Noninterest expense increased by $179,000 or 11.8% to $1.7 million for the six months ended March 31, 2000 from $1.5 million for the six months ended March 31, 1999. The increase resulted primarily from planned expenditures in human and technological resources. Salaries and employee benefits, the largest component of noninterest expense was $888,000 for the six months ended March 31, 2000 as compared to $729,000 for the six months ended March 31, 1999, an increase of $159,000 or 21.8%. This increase was primarily associated with the addition of full time employees to staff the Bank's customer service, commercial lending and operations departments.

INCOME TAXES. The provision for income taxes amounted to $172,000 for the six months ended March 31, 2000 as compared to $91,000 for the six months ended March 31, 1999, resulting in effective tax rate of 35.1% and 36.5%, respectively. The effective tax rate reflects the Company's utilization of a securities investment subsidiary to substantially reduce state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         As the Company's primary business consists that of the Bank's business, the Company's primary sources of funds are deposits, proceeds from the principal and interest payments on loans, debt and equity securities, and to a lesser extent, borrowings and proceeds from the sale of fixed rate mortgage loans to the secondary market. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, mortgage loan sales, and borrowings are greatly influenced by general interest rates, economic conditions and competition.

         The Company is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratio at March 31, 2000 was 13.97%.

         Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Company believes it could borrow additional funds from the FHLB. At March 31, 2000, the Company had borrowings of $31.4 million.

         At March 31, 2000, the Company had $605,000 in outstanding commitments to originate loans. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less totaled $32.2 million at March 31, 2000. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank.

         At March 31, 2000, the Company and the Bank exceeded all of their regulatory capital requirements.

                       RFS BANCORP, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                                 MARCH 31, 2000

PART II OTHER INFORMATION

ITEM 4 SUBMISSION OF MATTERS TO VOTE OF SECURITYHOLDERS

         The Company held its Annual Meeting of Shareholders ("Meeting") on January 19, 2000. All of the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to shareholders and the tabulation of votes for each proposal is as follows:

         1. Election of Directors

         The number of votes cast with respect to this matter was as follows:

            Nominee                                 For                   Withheld
-----------------------------------------------------------------------------------
            Carmen R. Mattuchio                      796,295                    250
            Mark Robinson                            796,295                    450
            John J. Verrengia                        796,295                    275

         2. Approval of Article VII of the RFS Bancorp, Inc. 1999 Stock Option Plan.

          The number of votes cast with respect to this matter was as follows:


           For               Against            Abstain             Broker Non-Votes
------------------------------------------------------------------------------------
           723,430            2,150               250                  70,915

         3. Approval of Article X of the 1999 RFS Bancorp, Inc.
            Recognition and Retention Plan

         The number of votes cast with respect to this matter was as follows:

           For               Against            Abstain             Broker Non-Votes
-------------------------------------------------------------------------------
           724,555            1,075               200                    0

          4. Ratification of the appointment of Shatswell MacLeod & Co., to act as independent auditors for RFS Bancorp, Inc. for fiscal year ending September 30, 2000.

          The number of votes cast with respect to this matter was as follows:

           For                Against            Abstain             Broker Non-Votes
-------------------------------------------------------------------------------
           796,295             250                200                    0


                       RFS BANCORP, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                                 MARCH 31, 2000

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits
                  27.1 Financial Data Schedule

          (b)     Reports on Form 8-K
                  None

                       RFS BANCORP, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                                 MARCH 31, 2000

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         RFS BANCORP, INC.

Date: May 15, 2000              By:  /s/  James J. Mccarthy
     -----------------------         ------------------------------------------
                                          James J. McCarthy
                                          President and Chief Executive Officer

Date: May 15, 2000              By:  /s/  Anthony J. Patti
     -----------------------         ------------------------------------------
                                          Anthony J. Patti
                                          Executive Vice President and
                                          Chief Financial Officer (principal
                                          accounting officer)