Form 10-Q
period 2000-06-30
RFS BANCORP INC
filed 2000-08-14
CIK 1069545

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2000

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

As of August 10, 2000, 871,086 shares of the registrant's common stock were outstanding.

                        RFS BANCORP, INC. AND SUBSIDIARY


INDEX
                                                                              PAGE
PART I    FINANCIAL INFORMATION

Item 1    Consolidated Financial Statements:(unaudited)

          Consolidated Balance Sheets - June 30, 2000                           1
                 and September 30, 1999

          Consolidated Statements of Income - Three Months
                 Ended June 30, 2000 and 1999                                   2

          Consolidated Statements of Income - Nine Months
                 Ended June 30, 2000 and 1999                                   3

          Consolidated Statements of Changes in Stockholders'
                 Equity-Nine Months Ended June 30, 2000
                 and 1999                                                       4

          Consolidated Statements of Cash Flows - Nine Months
                 Ended June 30, 2000 and 1999                                   5

          Notes to Unaudited Consolidated Financial Statements -
                 June 30, 2000                                                  6

Item 2    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                           12

Item 3    Not applicable

PART II   OTHER INFORMATION

Item 4    Not applicable

Item 5    Not applicable

Item 6    Exhibits and Reports on Form 8-K                                     25


          SIGNATURES                                                           26


                        RFS BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             JUNE 30, 2000   SEPTEMBER 30, 1999
                                                                             -------------   ------------------
                                                                              (UNAUDITED)
ASSETS
              Cash and due from banks                                          $   1,998        $   2,498
              Federal funds sold                                                   2,178              931
                                                                               ---------        ---------
                           Total cash and cash equivalents                         4,176            3,429
              Securities available for sale, at fair value                         6,604            5,631
              Securities held to maturity, at amortized cost                      31,943           26,074
              Federal Home Loan Bank, ("FHLB") stock, at cost                      1,811            1,517
              Loans, net of allowance for loan losses of $731 and
                $624, respectively                                                81,401           72,461
              Bank premises and equipment, net                                     3,200            2,128
              Accrued interest receivable                                            924              640
              Other assets                                                           566              284
                                                                               ---------        ---------

                        Total assets                                           $ 130,625        $ 112,164
                                                                               =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

              Deposits                                                         $  83,201        $  74,807
              FHLB borrowings                                                     37,219           27,036
              Accrued expenses and other liabilities                                 286              301
                                                                               ---------        ---------
                    Total liabilities                                            120,706          102,144
                                                                               =========        =========

              Stockholders' equity:

                   Common stock $.01 par value, 5,000,000 shares
                           authorized, 933,523 shares issued at 6/30/00 and
                           9/30/99 and 871,086 shares outstanding at 6/30/00
                           and 915,973 shares  outstanding at 9/30/99                  9                9
                   Additional paid-in capital                                      3,752            3,736
                   Retained earnings                                               6,806            6,357
                   Treasury stock (48,600 shares, at cost)                          (435)            --
                   Unearned shares, stock-based incentive plan (13,837
                          & 17,550 shares, respectively at cost)                    (162)            (168)
                   Accumulated other comprehensive income                            265              437
                   Unallocated ESOP shares                                          (316)            (351)
                                                                               ---------        ---------

                   Total stockholders' equity                                      9,919           10,020
                                                                               ---------        ---------

                   Total liabilities and stockholders' equity                  $ 130,625        $ 112,164
                                                                               =========        =========

See accompanying notes to unaudited consolidated financial statements.

                        RFS BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED
                                                          -------------------------------------
                                                           JUNE 30, 2000  JUNE 30, 1999
                                                           -------------  -------------
                                                                   (UNAUDITED)
Interest and dividend income:

    Interest and fees on loans                               $  1,582       $  1,262
    Interest and dividends on securities                          700            511
    Other interest                                                 27             32
                                                             --------       --------
      Total interest and dividend income                        2,309          1,805
                                                             --------       --------

Interest expense:

    Deposits                                                      715            601
    FHLB borrowings                                               530            276
                                                             --------       --------
      Total interest expense                                    1,245            877
                                                             --------       --------

Net interest and dividend income                                1,064            928

Provision for loan losses                                          36             27
                                                             --------       --------

Net interest and dividend income, after provision for loan
losses                                                          1,028            901
                                                             --------       --------

Other income:

    Deposit account fees                                           52             45
    Other income                                                   48             61
                                                             --------       --------
      Total other income                                          100            106
                                                             --------       --------

Operating expenses:

    Salaries and employees benefits                               492            443
    Occupancy and equipment expenses                              118            111
    Professional services                                         110             92
    Office supplies                                                19             19
    Data processing expenses                                       57             51
    Other expenses                                                137            120
                                                             --------       --------
      Total operating expenses                                    933            836
                                                             --------       --------

Income before income taxes                                        195            171

Provision for income taxes                                         64             55
                                                             --------       --------

Net income                                                   $    131       $    116
                                                             ========       ========

Basic earnings per share                                     $   0.15       $   0.13
Diluted earnings per share                                   $   0.15       $   0.13

Weighted average shares outstanding :
    Basic                                                     868,819        898,423
    Diluted                                                   875,094        898,423

See accompanying notes to unaudited consolidated financial statements.

                        RFS BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                NINE MONTHS ENDED
                                                          ----------------------------
                                                          JUNE 30, 2000  JUNE 30, 1999
                                                          -------------  -------------
                                                                 (UNAUDITED)
Interest and dividend income:

    Interest and fees on loans                                $ 4,531       $  3,444
    Interest and dividends on securities                        1,828          1,580
    Other interest                                                112            138
                                                             --------       --------
      Total interest and dividend income                        6,471          5,162
                                                             --------       --------

Interest expense:

    Deposits                                                    1,996          1,816
    FHLB borrowings                                             1,352            770
                                                             --------       --------
        Total interest expense                                  3,348          2,586
                                                             --------       --------

Net interest and dividend income                                3,123          2,576

Provision for loan losses                                         108             72
                                                             --------       --------

Net interest and dividend income, after provision for loan
losses                                                          3,015          2,504
                                                             --------       --------

Other income:

    Deposit account fees                                          168            127
    Other income                                                  130            142
                                                             --------       --------
      Total other income                                          298            269
                                                             --------       --------

Operating expenses:

    Salaries and employees benefits                             1,379          1,172
    Occupancy and equipment expenses                              344            316
    Professional services                                         237            252
    Office supplies                                                56             78
    Data processing expenses                                      172            146
    Other expenses                                                440            389
                                                             --------       --------
      Total operating expenses                                  2,628          2,353
                                                             --------       --------

Income before income taxes                                        685            420

Provision for income taxes                                        236            146
                                                             --------       --------

Net income                                                    $   449       $    274
                                                             ========       ========

Basic earnings per share                                      $  0.50       $   0.30
Diluted earnings per share                                    $  0.50       $   0.30

Weighted average shares outstanding :

    Basic                                                     889,600        898,423
    Diluted                                                   895,290        898,423


     See accompanying notes to unaudited consolidated financial statements.

                        RFS BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                         ADDITIONAL
                                             COMMON       PAID-IN      RETAINED    TREASURY
                                             STOCK        CAPITAL      EARNINGS     STOCK
                                             -----        -------      --------     -----
Balance at September 30, 1999              $      9       $  3,736       $  6,357       $   --

Comprehensive income:

Net income                                     --             --              449           --

Change in unrealized holding gain on
securities available for sale, net of
taxes                                          --             --             --             --

Comprehensive income

Unearned compensation payment                  --             --             --             --

Common stock repurchases                       --             --             --             (435)

Recognition and retention plan                 --               16           --             --
                                           --------       --------       --------       ---------
Balance at June 30, 2000                   $      9       $  3,752       $  6,806       $   (435)
                                           ========       ========       ========       =========

Balance at September 30, 1998              $   --         $   --         $  5,971       $   --

Comprehensive income:

Net income                                     --             --              274           --

Change in unrealized holding gain on
securities available for sale, net of
taxes                                          --             --             --             --

Comprehensive income

Net proceeds from common
stock issued pursuant to IPO                      9          3,698           --             --

Common stock acquired by ESOP                  --             --             --             --

                                           --------       --------       --------       ---------
Balance at June 30, 1999                   $      9       $  3,698       $  6,245       $   --
                                           ========       ========       ========       =========


                                                              ACCUMULATED
                                          UNEARNED SHARES,      OTHER                              TOTAL
                                            STOCK-BASED      COMPREHENSIVE      UNALLOCATED     STOCKHOLDERS'
                                          INCENTIVE PLAN        INCOME          ESOP SHARES       EQUITY
                                          --------------     -------------      -----------      ------------
Balance at September 30, 1999               $   (168)         $    437           $ (351)         $ 10,020

Comprehensive income:

Net income                                       --               --                --                --

Change in unrealized holding gain on
securities available for sale, net of
taxes                                            --               (172)             --                --

Comprehensive income                                                                                  277

Unearned compensation payment                    --               --                 35                35

Common stock repurchases                         --               --                --               (435)

Recognition and retention plan                     6              --                --                 22

Balance at June 30, 2000                    $   (162)         $    265           $ (316)         $  9,919
                                            ========          ========           ======          ========

Balance at September 30, 1998               $    --           $    513           $  --           $  6,484

Comprehensive income:

Net income                                       --               --                --               --

Change in unrealized holding gain on
securities available for sale, net of
taxes                                            --                  2              --               --

Comprehensive income                                                                                  276

Net proceeds from common
stock issued pursuant to IPO                     --               --                --              3,707

Common stock acquired by ESOP                    --               --               (351)             (351)

Balance at June 30, 1999                   $     --           $    515           $ (351)         $ 10,116
                                           ========           ========           ======          ========


See accompanying notes to unaudited consolidated financial statements.

                        RFS BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             NINE MONTHS     NINE MONTHS
                                                               ENDED           ENDED
                                                            JUNE 30, 2000   JUNE 30, 1999
                                                            -------------   -------------
                                                                      (Unaudited)
Cash flows from operating activities:

Net income                                                     $   449         $   274
Adjustments to reconcile net income to net cash
  provided by operating activities:

Provision for loan losses                                          108              72
(Gain) loss on sale of loans                                         5               7
Amortization, net of accretion, of securities                       11              55
Depreciation                                                       180             164
Earned MRRP shares                                                  22            --
Reduction in unallocated ESOP shares                                35            --
Increase in interest receivable                                   (284)           (126)
(Increase) decrease in other assets                               (282)             64
Increase in accrued expenses and other liabilities                  35              41
Change in deferred loan origination fees, net                      115              13
                                                               -------         -------

Net cash provided by operating activities                          394             564
                                                               -------         -------

Cash flows from investing activities:

Purchase of FHLB stock                                            (294)           --
Purchases of held-to-maturity securities                        (8,483)         (4,021)
Purchases of available-for-sale securities                      (1,524)         (4,908)
Proceeds from maturities of held-to-maturity securities          2,857           6,825
Net increase in loans                                           (9,946)        (23,417)
Proceeds from sale of loans                                        853           5,107
Purchases of banking premises and equipment                     (1,252)           (799)
                                                               -------         -------

Net cash used in investing activities                          (17,789)        (21,213)
                                                               -------         -------

Cash flows from financing activities:

Net increase in deposits                                         8,394           8,353
Proceeds from FHLB advances                                     42,500           6,000
Repayment of advances from FHLB                                (32,317)           (870)
Common stock repurchases                                          (435)           --
Net proceeds from common stock issued pursuant to
  initial public offering                                         --             3,707

Payments to acquire common stock for ESOP                         --              (351)
                                                               -------         -------

Net cash provided by financing activities                       18,142          16,839
                                                               -------         -------

Net increase (decrease) in cash and cash equivalents               747          (3,810)

Cash and cash equivalents at beginning of period                 3,429           7,930
                                                               -------         -------

Cash and cash equivalents at end of period                     $ 4,176         $ 4,120
                                                               =======         =======

Supplemental cash flow information:

     Interest paid on deposits                                 $ 1,995         $ 1,814
     Interest paid on FHLB borrowings                          $ 1,165         $   770
     Income taxes paid                                         $   352         $   157

See accompanying notes to unaudited consolidated financial statements.

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                         ITEM I - FINANCIAL STATEMENTS
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000


1) BASIS OF PRESENTATION AND CONSOLIDATION

The unaudited consolidated interim financial statements of RFS Bancorp, Inc. and Subsidiary ("RFS Bancorp" or the "Company") presented herein should be read in conjunction with the consolidated financial statements for the year ended September 30, 1999, included in the Annual Report on Form 10-KSB of RFS Bancorp, Inc., the holding company for Revere Federal Savings Bank (the "Bank"). The operating results for the three and nine month periods ended June 30, 2000 and 1999 are those of the Bank and Company. RFS Bancorp had not issued any stock and had not conducted any business until December 18, 1998 when RFS Bancorp became the Bank's stock holding company in connection with the Bank's reorganization from the mutual savings association to the mutual holding company form of organization. Operating results prior to December 18, 1998 include only the Bank and not the Company.

The unaudited consolidated interim financial statements herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-QSB and Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for completed financial statements.

In the opinion of management, the consolidated financial statements reflect all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.

2) COMMITMENTS AND CONTINGENCIES

At June 30, 2000, the Bank had outstanding commitments to originate loans amounting to approximately $5.0 million, and unused lines of credit amounting to approximately $1.8 million for commercial loans and $4.5 million for home equity loans.

3) STOCK CONVERSION

The Bank is a federally chartered stock savings bank founded in 1901. The Bank converted from a federal mutual savings association into a mutual holding company form of organization on December 18, 1998 and issued 100% of its capital stock to the Company. RFS Bancorp was organized at the direction of the Board of Directors of the Bank. The Company issued 933,523 shares of which 47% of these shares, or 438,756 shares, were sold to the Bank's depositors and employee benefit plans and 53% of these shares, or 494,767 shares, were issued to Revere, MHC, a federal mutual holding company (the "MHC"). The initial offering price was $10.00 per share and

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                         ITEM I - FINANCIAL STATEMENTS
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000


the gross proceeds raised was $4.4 million. Net proceeds of the offering were approximately $3.7 million. On December 18, 1998, the Company loaned approximately $351,000 to the Company's Employee Stock Ownership Plan (the "ESOP") to fund its purchase of 35,100 shares of common stock of the Company.

4) EARNINGS PER SHARE

Earnings per share for the three months ended June 30, 2000 was $.15 and $.15, respectively, on a basic and diluted basis. Earnings per share for the nine months ended June 30, 2000 was $.50 and $.50, respectively, on a basic and diluted basis. Earnings per share for the three months ended June 30, 1999 was $.13 and $.13, respectively, on a basic and diluted basis. Earnings per share for the nine months ended June 30, 1999 was $.30 and $.30, respectively, on a basic and diluted basis. Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. In calculating basic earnings per share, the number of shares of common stock outstanding is reduced by the number of shares held by the Company's ESOP that have not been allocated or are not committed for release to participants' individual accounts. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company related solely to outstanding stock options and unearned recognition and retention plan shares and are determined using the treasury stock method.

5) STOCK REPURCHASES

On June 29, 1999, the Board of Directors of the Company authorized a stock repurchase program under which the Company could repurchase up to 20% of the common stock issued in the reorganization to persons other than the MHC, or 87,751 shares. The repurchase program was approved by the Office of Thrift Supervision on January 28, 2000. During the quarter ended June 30, 2000, the Company repurchased 38,600 shares of its common stock at a cost of approximately $342,000. To date, the Company has repurchased 48,600 shares of its common stock at a cost of approximately $435,000.

The Company intends to hold the shares repurchased as treasury shares. The Company may utilize such shares to fund any stock benefit or compensation plan or for any other purpose of the Board of Directors of the Company deems advisable in compliance with applicable law.

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

6) INVESTMENT SECURITIES

     Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values are as follows:


                                              JUNE 30, 2000          SEPTEMBER 30, 1999
                                        -------------------------  ---------------------------
                                         AMORTIZED        FAIR        AMORTIZED        FAIR
                                           COST           VALUE          COST          VALUE
                                        -------------  ----------  -------------  ------------
                                                          (In Thousands)
                                                            (Unaudited)
Securities Available for Sale:
     Mortgage-backed securities          $ 6,123        $ 5,873        $ 4,853        $ 4,692
     Marketable equity securities             24            731             24            939
                                         -------        -------        -------        -------
        Total                            $ 6,147        $ 6,604        $ 4,877        $ 5,631
                                         =======        =======        =======        =======

Securities held to maturity:
     U.S. Government & federal
     agency Obligations                  $12,011        $11,671        $ 4,000        $ 3,733
     Mortgage-backed securities           17,375         16,942         18,818         18,550
     Asset-backed securities               2,557          2,590          3,256          3,231
                                         -------        -------        -------        -------
        Total                            $31,943        $31,203        $26,074        $25,514
                                         =======        =======        =======        =======


                        RFS BANCORP, INC. AND SUBSIDIARY

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

7) LOANS

The following table presents selected data relating to the composition of the Company's loan portfolio by type of loan on the dates indicated.

                                        JUNE 30, 2000              SEPTEMBER 30, 1999
                                     ----------------------  -------------------------
                                     AMOUNT      PERCENT         AMOUNT        PERCENT
                                     ------      -------         ------        -------
                                                  (Dollars in Thousands)
Residential mortgage loans          $48,712        59.2%         $47,172        64.5%
Commercial real estate loans         16,719        20.3           13,253        18.1
Construction and land loans           4,344         5.3            2,192         3.0
Commercial loans                      6,467         7.9            5,937         8.1
Consumer loans                        1,297         1.6              971         1.3
Home equity loans                     4,723         5.7            3,650         5.0
                                    -------                      -------

       Total loans                   82,262       100.0%          73,175       100.0%
                                                  =====                        =====


Loans held for sale                    --                           --
Less :
Deferred loan origination fees          130                           90
Allowance for loan losses               731                          624
                                    -------                      -------
       Total loans, net             $81,401                      $72,461
                                    =======                      =======

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

8) ALLOWANCE FOR LOAN LOSSES

The following table analyzes activity in the Company's allowance for loan losses for the periods indicated.

                                                                    NINE            NINE
                                                                MONTHS ENDED     MONTHS ENDED
                                                               JUNE 30, 2000    JUNE 30, 1999
                                                               -------------    -------------
                                                                     (Dollars in Thousands)
                                                                         (Unaudited)

Average loans, net                                                $75,992           $55,790
                                                                  =======           =======

Period-end gross loans                                            $82,262           $65,736
                                                                  =======           =======

Allowance for loan losses at beginning of period                  $   624           $   528
Provision for loan losses                                             108                72
Plus recoveries                                                      --                   2
Loans charged-off                                                       1                 9
                                                                  -------           -------
Allowance for loan losses at end of period                        $   731           $   593
                                                                  =======           =======
Non-performing loans                                              $    21           $   173
                                                                  =======           =======
Ratios:
         Allowance for loan losses to period-end gross loans          .89%              .90%
         Allowance for loan losses to non-performing loans        3,481.0%            342.8%


                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

9) DEPOSITS AND BORROWED FUNDS

The following tables set forth the various types of deposit accounts at the Company and the balances in these accounts as well as the borrowings of the Company at the dates indicated.

                                           JUNE 30, 2000                  SEPTEMBER 30, 1999
                                 ------------------------------    -------------------------------
                                     AMOUNT          PERCENT          AMOUNT            PERCENT
                                 -------------   --------------    ------------    ---------------
                                                      (Dollars in Thousands)
                                                             (Unaudited)
Deposits:

Savings accounts                   $20,863             25.1%         $17,598             23.5%
NOW checking                         4,645              5.6            6,703              9.0
Demand deposits                     10,605             12.7            6,877              9.2
Money market accounts                2,767              3.3            2,665              3.6
Certificates of deposit             44,321             53.3           40,964             54.7
                                   -------             ----          -------            -----

         Total deposits            $83,201            100.0%         $74,807            100.0%
                                   =======            =====          =======            =====

Borrowed funds:

Advances from FHLB                 $37,219                           $27,036
Other borrowed funds                  --                                --
                                   -------                           -------

         Total borrowed funds      $37,219                           $27,036
                                   =======                           =======


10) IMPACT OF NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". Statement No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In management's opinion, SFAS No. 133 when adopted will not have a material effect on the Company's consolidated financial statements.

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

GENERAL

     Revere Federal Savings Bank (the "Bank") completed its conversion from a federal mutual savings association to a stock institution and was simultaneously acquired by RFS Bancorp, Inc. (the "Company") on December 18, 1998 upon the consummation of the Bank's reorganization to the mutual holding company form of organization and related stock offering (the "Reorganization"). The following discussion compares the financial condition of the Company and the Bank, at June 30, 2000 to September 30, 1999, and the results of operations for the three and nine months ended June 30, 2000, compared to the same periods in 1999. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included within this report.

FORWARD LOOKING STATEMENTS

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

     Forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties. The following factors, many of which are subject to change based on various other factors beyond the Company's control, and other factors discussed in this Form 10-QSB, as well as other factors identified in the Company's filings with the SEC and those presented elsewhere by management from time to time, could cause its financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

     - the strength of the United States economy in general and the strength of the local economies in which the Company and the Bank conduct operations;
     - the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
     -    inflation, interest rate, market and monetary fluctuations;
     - the timely development of and acceptance of new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; o the willingness of users to substitute competitors' products and services for the Company's and the Bank's products and services;
     - the Company's and the Bank's success in gaining regulatory approval of their products and services, when required;
     - the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);
     -    the impact of technological changes;
     -    acquisitions;
     -    changes in consumer spending and saving habits; and
     - the Company's and the Bank's success at managing the risks involved in their business.

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

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

                                                       THREE MONTHS ENDED JUNE 30, 2000       THREE MONTHS ENDED JUNE 30, 1999
                                                      ------------------------------------   ----------------------------------
                                                                    INTEREST                              INTEREST
                                                       AVERAGE       INCOME/       YIELD/     AVERAGE     INCOME/        YIELD/
                                                       BALANCE       EXPENSE       RATE       BALANCE     EXPENSE        RATE
                                                       ----------   -----------   --------   ---------   ----------    --------
                                                                               (DOLLARS IN THOUSANDS) (UNAUDITED)
INTEREST-EARNING ASSETS:

Total loans, net                                        $ 79,041     $  1,582      8.01%     $ 60,918    $  1,262         8.29%
Investments                                               38,005          700      7.37%       31,227         511         6.55%
Other earning assets                                       1,903           27      5.68%        2,866          32         4.47%
                                                        --------     --------                --------    --------
Total interest-earning assets                            118,949        2,309      7.76%       95,011       1,805         7.60%
                                                                     --------                            --------
Cash and due from banks                                    1,543                                1,132
Other assets                                               6,263                                4,893
                                                        --------                             --------
Total assets                                            $126,755                             $101,036
                                                        ========                             ========

INTEREST-BEARING LIABILITIES:

Passbook & Statement Savings                            $ 19,677           88      1.79%     $ 16,704          54         1.29%
NOW's and MMA's                                           11,658           53      1.82%        9,126          32         1.40%
Certificate of deposits                                   42,801          574      5.36%       40,143         515         5.13%
                                                        --------     --------                --------    --------
Total interest-bearing deposits                           74,136          715      3.86%       65,973         601         3.64%
FHLB borrowings                                           33,847          530      6.26%       20,021         276         5.51%
                                                        --------     --------                --------    --------
Total interest-bearing liabilities                       107,983        1,245      4.61%       85,994         877         4.08%
                                                                     --------                            --------
Demand deposit accounts                                    8,534                                4,822
Other liabilities                                            250                                  692
                                                        --------                             --------

Total liabilities                                        116,767                               91,508

Stockholders' equity                                       9,988                                9,528
                                                        --------                             --------

Total liabilities and stockholders' equity              $126,755                             $101,036
                                                        ========                             ========

Net interest income                                                  $  1,064                            $    928
                                                                     ========                            ========

Interest rate spread                                                               3.15%                                  3.52%

Net interest margin                                                                3.58%                                  3.91%

Interest-earning assets/interest-bearing liabilities                             110.15%                                110.49%

                                                        NINE MONTHS ENDED JUNE 30, 2000        NINE MONTHS ENDED JUNE 30, 1999
                                                      ------------------------------------   ----------------------------------
                                                                    INTEREST                              INTEREST
                                                       AVERAGE       INCOME/       YIELD/     AVERAGE     INCOME/        YIELD/
                                                       BALANCE       EXPENSE       RATE       BALANCE     EXPENSE        RATE
                                                       ----------   -----------   --------   ---------   ----------    --------
                                                                        (DOLLARS IN THOUSANDS) (UNAUDITED)

INTEREST-EARNING ASSETS:

Total loans, net                                        $ 75,992     $  4,531          7.95%   $ 55,790    $  3,444         8.23%
Investments                                               35,635        1,828          6.84%     31,708       1,580         6.64%
Other earning assets                                       2,808          112          5.32%      4,079         138         4.51%
                                                        --------     --------                  --------    --------
Total interest-earning assets                            114,435        6,471          7.54%     91,577       5,162         7.52%
                                                                     --------                              --------

Cash and due from banks                                    1,692                                    924
Other assets                                               4,824                                  4,020
                                                        --------                               --------

Total assets                                            $120,951                               $ 96,521
                                                        ========                               ========

INTEREST-BEARING LIABILITIES:

Passbook & Statement Savings                            $ 18,566          229          1.64%   $ 16,702         174         1.39%
NOW's and MMA's                                           10,693          132          1.65%      8,438          90         1.42%
Certificate of deposits                                   42,016        1,635          5.19%     39,059       1,552         5.30%
                                                        --------     --------                  --------    --------

Total interest-bearing deposits                           71,275        1,996          3.73%     64,199       1,816         3.77%

FHLB borrowings                                           30,059        1,352          6.00%     18,645         770         5.51%
                                                        --------     --------                  --------    --------

Total interest-bearing liabilities                       101,334        3,348          4.41%     82,844       2,586         4.16%
                                                                     --------                              --------

Demand deposit accounts                                    9,090                                  4,336
Other liabilities                                            438                                    495
                                                        --------                               --------

Total liabilities                                        110,862                                 87,675

Stockholders' equity                                      10,089                                  8,846
                                                        --------                               --------

Total liabilities and stockholders' equity              $120,951                               $ 96,521
                                                        ========                               ========

Net interest income                                                  $  3,123                              $  2,576
                                                                     ========                              ========

Interest rate spread                                                                   3.13%                                3.36%

Net interest margin                                                                    3.64%                                3.75%

Interest-earning assets/interest-bearing liabilities                                 112.93%                              110.54%

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

                                       THREE MONTHS ENDED JUNE 30,
                                             2000 VS. 1999
                                          INCREASE (DECREASE)
                                    ----------------------------------
                                           DUE TO
                                    -----------------------
                                      RATE        VOLUME        TOTAL
                                    ----------------------------------
                                               (IN THOUSANDS)
                                                (UNAUDITED)
Interest and dividend income:

Loans, net                            ($48)         $368          $320
Investments                             76           113           189
Other earning assets                     8           (13)           (5)
                                     -----         -----         -----
Total                                   36           468           504
                                     -----         -----         -----

Interest expense:

Deposits                                38            76           114
Borrowed funds                          50           204           254
                                     -----         -----         -----
Total                                   88           280           368
                                     -----         -----         -----

Change in net interest income         ($52)         $188          $136
                                     =====         =====         =====

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


                                              NINE MONTHS ENDED JUNE 30,
                                                   2000 VS. 1999
                                                 INCREASE (DECREASE)
                                    -----------------------------------------
                                            DUE TO
                                    ---------------------------
                                        RATE        VOLUME           TOTAL
                                    -----------------------------------------
                                                 (IN THOUSANDS)
                                                  (UNAUDITED)
Interest and dividend income:

Loans, net                           ($  139)        $ 1,226         $ 1,087
Investments                               50             198             248
Other earning assets                      21             (47)            (26)
                                     -------         -------         -------
Total                                    (68)          1,377           1,309
                                     -------         -------         -------

Interest expense:

Deposits                                 (19)            199             180
Borrowed funds                            89             493             582
                                     -------         -------         -------
Total                                     70             692             762
                                     -------         -------         -------

Change in net interest income        ($  138)        $   685         $   547
                                     =======         =======         =======

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  JUNE 30, 2000

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2000 AND SEPTEMBER 30, 1999.

     Total assets increased by $18.4 million or 16.4% to $130.6 million at June 30, 2000 from $112.2 million at September 30, 1999. The increase in total assets is primarily attributed to increases in net loans and investment securities. Total net loans increased by $8.9 million or 12.3% to $81.4 million or 62.4% of total assets at June 30, 2000 as compared to $72.5 million or 64.6% of total assets at September 30, 1999. Investment securities held by the Company increased by $6.8 million or 21.5% to $38.5 million at June 30, 2000 from $31.7 million at September 30, 1999. This increase is primarily due to the purchase of $8.0 million of Federal Home Loan Bank Bonds and $2.1 million of FNMA mortgage-backed securities offset by regularly scheduled principal paydowns of mortgaged-backed and asset-backed securities.

     Total liabilities increased by $18.6 million or 18.2% to $120.7 at June 30, 2000 from $102.1 million at September 30,1999. Total deposits increased $8.4 million or11.2% to $83.2 million at June 30, 2000 from $74.8 million at September 30, 1999. This increase reflects the continued success of our Chelsea branch as well as ordinary deposit growth. We also experienced an increase in Federal Home Loan Bank ("FHLB") borrowings of $10.2 million or 37.8% to $37.2 million at June 30, 2000 from $27.0 million at September 30, 1999. This increase is due to the borrowing of advances to fund the purchase of investment securities and the origination of commercial loans.

COMPARISON OF THE OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999.

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

NET INCOME. Net income for the three months ended June 30, 2000 was $131,000 as compared to $116,000 for the three months ended June 30, 1999. This $15,000 or 12.9% increase in net income during the quarter ended June 30, 2000 was the result of an increase of $504,000 in interest and dividend income, partially offset by a decrease of $6,000 in other income, an increase of $368,000 in interest expense, an increase in provision for loan losses of $9,000, an increase of $97,000 in

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  JUNE 30, 2000

operating expenses and an increase in provisions for income taxes of $9,000. The continued expansion of the Company's lending activities accounted for the increase in interest income, while its operating expenses increased due to the Company's planned expenditures in human and technological resources, including increased staffing. The return on average assets for the three months ended June 30, 2000 was .41% compared to .46% for the three months ended June 30, 1999.

NET INTEREST AND DIVIDEND INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest and dividend income before provision for loan losses for the three months ended June 30, 2000 increased $136,000 or 14.7% to $1.1 million from $928,000 for the three months ended June 30, 1999. The increase is attributed to a combination of the $320,000 increase in interest and fees on loans and an increase of $189,000 in interest and dividends on securities, partially offset by an increase of $368,000 in interest expense on deposits and borrowed funds due to higher interest rates.

     The average yield on interest-earning assets increased 16 basis points to 7.76% for the three months ended June 30, 2000 from 7.60% for the three months ended June 30, 1999, while the average cost on interest-bearing liabilities increased by 53 basis points to 4.61% for the three months ended June 30, 2000 from 4.08% for the three months ended June 30, 1999. The interest rate spread decreased to 3.15% for the three months ended June 30, 2000 from 3.52% for the three months ended June 30, 1999 and the net interest margin decreased from 3.91% to 3.58% during the quarter ended June 30, 2000.

INTEREST AND DIVIDEND INCOME. Total interest and dividend income increased by $504,000 or 27.9% to $2.3 million for the three months ended June 30, 2000 from $1.8 million for the three months ended June 30, 1999. The increase in interest and dividend income was a result of higher interest rates and increased volume of investment securities and commercial and commercial real estate loans. The average balance of net loans for the three months ended June 30, 2000 was $79.0 million compared to $60.9 million for the three months ended June 30, 1999. The average yield on net loans was 8.01% for the three months ended June 30, 2000 compared to 8.29% for the three months ended June 30, 1999. The average balance of investment securities for the three months ended June 30, 2000 was $38.0 million compared to $31.2 million for the three months ended June 30, 1999. The average yield on investment securities was 7.37% for the three months ended June 30, 2000 compared to 6.55% for the three months ended June 30, 1999.

INTEREST EXPENSE. Interest expense increased by $368,000 or 42.0 % to $1.2 million for the three months ended June 30, 2000 from $877,000 for the three months ended June 30, 1999. Interest expense increased primarily as a result of an increase in interest rates paid on FHLB borrowings and deposit accounts and an increase in the level of FHLB borrowings during the three months ended June 30, 2000 as compared to the same period in 1999. Average interest-bearing deposits increased by $8.2 million or 12.4% to $74.1 million for the three months ended June 30, 2000 from $66.0

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  JUNE 30, 2000


million for the three months ended June 30, 1999. This increase is primarily due to an increase in checking products, certificate of deposit products with competitive rates and new deposits attributable to the Chelsea branch. Accordingly, interest expense on deposits increased $114,000 or 19.0% to $715,000 for the three months ended June 30, 2000 compared to $601,000 for the three months ended June 30, 1999. Interest expense on advances from the FHLB increased $254,000 or 92.0% to $530,000 for the three months ended June 30, 2000 from $276,000 for the three months ended June 30, 1999. This is attributable to rising rates paid on borrowings, and an increase in the level of such advances.

PROVISION FOR LOAN LOSSES. The provision for loan losses is a result of the Company's periodic analysis of the adequacy of the allowance for loan losses. The provision for loan losses increased $9,000 or 33.3% to $36,000 for the three months ended June 30, 2000 as compared to $27,000 for the same period in 1999. The provision reflects management's assessment of potential losses and is based on a review of the risk characteristics as well as the growth of the loan portfolio. The Bank considers many factors in determining the level of the provision for loan losses. Collateral value on a loan by loan basis, trends of loan delinquencies, risk classification identified in the Bank's regular review of individual loans, and economic conditions are major factors in establishing the provision. At June 30, 2000, the balance of the allowance for loan losses was $731,000 or .89% of total loans versus $624,000 or .85% of total loans at September 30, 1999. As the Bank continues to expand its small business lending, additional increases to the provision are likely.

NONINTEREST INCOME. Total noninterest income decreased by $6,000 or 5.7% to $100,000 for the three months ended June 30, 2000 from $106,000 for the three months ended June 30, 1999. The Company anticipates increases to noninterest income as it continues to expand the volume of its deposit relationships. It is also the Company's goal to increase its level of noninterest income by expanding its delivery systems to include PC banking, debit cards and additional ATMs and by continually considering additional sources of revenue.

NONINTEREST EXPENSE. Noninterest expense increased by $97,000 or 11.6% to $933,000 for the three months ended June 30, 2000 from $836,000 for the three months ended June 30, 1999. The increase resulted primarily from planned expenditures in human and technological resources. Salaries and employee benefits, the largest component of noninterest expense was $492,000 for the three months ended June 30, 2000 as compared to $443,000 for the three months ended June 30, 1999, an increase of $49,000 or 11.1%. This increase was primarily associated with the addition of fulltime employees to staff the Bank's customer service, commercial lending, sales and operations departments.

INCOME TAXES. The provision for income taxes amounted to $64,000 for the three months ended June 30, 2000 as compared to $55,000 for the three months ended June 30, 1999, resulting in

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  JUNE 30, 2000

effective tax rate of 32.8% and 32.2%, respectively.
The effective tax rate reflects the Company's utilization of a securities investment subsidiary to substantially reduce state income taxes.

COMPARISON OF THE OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999.

NET INCOME. Net income for the nine months ended June 30, 2000 was $449,000 as compared to $274,000 for the nine months ended June 30, 1999. This $175,000 or 63.9% increase in net income during the nine months ended June 30, 2000 was the result of an increase of $1.3 million in interest and dividend income and an increase of $29,000 in other income, partially offset by an increase of $762,000 in interest expense, an increase in provision for loan losses of $36,000, an increase of $275,000 in operating expenses and an increase in provision for income taxes of $90,000. The Company's continued expansion of its lending activities accounted for the increase in interest income, while its interest expense increased due to rising interest rates and operating expenses increased due to the Company's planned expenditures in human and technological resources. The return on average assets for the nine months ended June 30, 2000 was .49% compared to .38% for the nine months ended June 30, 1999.

NET INTEREST AND DIVIDEND INCOME BEFORE PROVISION FOR LOAN LOSSES. The Company's net interest and dividend income before provision for loan losses for the nine months ended June 30, 2000 increased $547,000 or 21.2% to $3.1 million from $2.6 million for the nine months ended June 30, 1999. The increase is attributed to a combination of the $1.1 million increase in interest and fees on loans and an increase of $248,000 in interest and dividends on securities, partially offset by an increase of $762,000 in interest expense on deposits and borrowed funds due to higher interest rates.

     The average yield on interest-earning assets increased 2 basis points to 7.54% for the nine months ended June 30, 2000 from 7.52% for the nine months ended June 30, 1999, while the average cost on interest-bearing liabilities increased by 25 basis points to 4.41% for the nine months ended June 30, 2000 from 4.16% for the nine months ended June 30, 1999. The interest rate spread decreased to 3.13% for the nine months ended June 30, 2000 from 3.36% for the nine months ended June 30, 1999 and the net interest margin decreased to 3.64% from 3.75% during the nine months ended June 30, 2000 as compared to the same period in 1999.

INTEREST AND DIVIDEND INCOME. Total interest and dividend income increased by $1.3 million or 25.4% to $6.5 million for the nine months ended June 30, 2000 from $5.2 million for the nine months ended June 30, 1999. The increase in interest and dividend income was a result of a higher level of commercial and commercial real estate loans. The average balance of net loans for the nine months ended June 30, 2000 was $76.0 million compared to $55.8 million for the nine months ended June 30, 1999. The average yield on net loans was 7.95% for the nine months ended June 30, 2000 compared to 8.23% for the nine months ended June 30, 1999. The average balance of investment

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  JUNE 30, 2000


securities for the nine months ended June 30, 2000 was $35.6 million compared to $31.7 million for the nine months ended June 30, 1999. The average yield on investment securities was 6.84% for the nine months ended June 30, 2000 compared to 6.64% for the nine months ended June 30, 1999.

INTEREST EXPENSE. Interest expense increased by $762,000 or 29.5% to $3.3 million for the nine months ended June 30, 2000 from $2.6 million for the nine months ended June 30, 1999. Interest expense increased primarily as a result of an increase in interest rates paid on FHLB borrowings and deposit accounts and an increase in the level of FHLB borrowings during the nine months ended June 30, 2000. Average interest-bearing deposits increased by $7.1 million or 11.0% to $71.3 million for the nine months ended June 30, 2000 from $64.2 million for the same period in 1999. Deposit balances have increased as a result of an increase in checking products, certificate of deposit products with competitive rates and deposits attributable to the Chelsea branch. Accordingly, interest expense on deposits increased $180,000 or 9.9% to $2.0 million for the nine months ended June 30, 2000 compared to $1.8 million for the nine months ended June 30, 1999. Interest expense on FHLB borrowings increased $582,000 or 75.6% to $1.4 million for the nine months ended June 30, 2000 from $770,000 for the nine months ended June 30, 1999. This is attributable to an increase in the rates paid on FHLB borrowings and an increase in the level of such borrowings.

PROVISION FOR LOAN LOSSES. The provision for loan losses increased $36,000 or 50.0% to $108,000 for the nine months ended June 30, 2000 as compared to $72,000 for the same period in 1999. The provision reflects management's assessment of potential losses and is based on a review of the risk characteristics as well as the growth of the loan portfolio. The Bank considers many factors in determining the level of the provision for loan losses. Collateral value on a loan by loan basis, trends of loan delinquencies, risk classification identified in the Bank's regular review of individual loans, and economic conditions are major factors in establishing the provision. At June 30, 2000, the balance of the allowance for loan losses was $731,000 or .89% of total loans. As the Bank continues to expand its small business lending, additional increases to the provision are likely.

NONINTEREST INCOME. Total noninterest income increased by $29,000 or 10.8% to $298,000 for the nine months ended June 30, 2000 from $269,000 for the nine months ended June 30, 1999. The increase was primarily the result of increased fees on transactional deposit accounts. The Company anticipates increases to noninterest income as it continues to expand the volume of its deposit relationships. It is also the Company's goal to increase its level of noninterest income by expanding its delivery systems to include PC banking, debit cards and additional ATMs and by continually considering additional sources of revenue.

NONINTEREST EXPENSE. Noninterest expense increased by $275,000 or 11.7% to $2.6 million for the nine months ended June 30, 2000 from $2.4 million for the nine months ended June 30, 1999. The increase resulted primarily from planned expenditures in human and technological resources. Salaries and employee benefits, the largest component of noninterest expense was $1.4 million for the nine months ended June 30, 2000 as compared to $1.2 million for the nine months ended June

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  JUNE 30, 2000


30, 1999, an increase of $207,000 or 17.7%. This increase was primarily associated with the addition of full time employees to staff the Bank's customer service, commercial lending, sales and operations departments.

INCOME TAXES. The provision for income taxes amounted to $236,000 for the nine months ended June 30, 2000 as compared to $146,000 for the nine months ended June 30, 1999, resulting in effective tax rate of 34.5% and 34.8%, respectively. The effective tax rate reflects the Company's utilization of a securities investment subsidiary to substantially reduce state income taxes.

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

     The Company is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratio at June 30, 2000 was 16.66%.

     Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Company believes it could borrow additional funds from the FHLB. At June 30, 2000, the Company had borrowings of $37.2 million.

     At June 30, 2000, the Company had $5.0 million in outstanding commitments to originate loans. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less totaled $31.7 million at June 30, 2000. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank.

     At June 30, 2000, the Company and the Bank exceeded all of their regulatory capital requirements.

                       RFS BANCORP, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                                  JUNE 30, 2000


PART II            OTHER INFORMATION

ITEMS 4-5          None

ITEM 6             EXHIBITS AND REPORTS ON FORM 8-K

      (a)          Exhibits
                   27.1 Financial Data Schedule (for electronic filing only)

      (b)          Reports on Form 8-K
                   None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             RFS BANCORP, INC.

Date: August 14, 2000           By:  /S/ JAMES J. MCCARTHY
                                     -----------------------------------------
                                         James J. McCarthy
                                         President and Chief Executive Officer

Date: August 14, 2000           By:  /S/ ANTHONY J. PATTI
                                     -----------------------------------------
                                         Anthony J. Patti
                                         Executive Vice President and
                                         Chief Financial Officer (principal
                                         accounting officer)