Form 10KSB
period 2000-09-30
RFS BANCORP INC
filed 2000-12-28
CIK 1069545

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                         COMMISSION FILE NO.: 00-25047

                            ------------------------

                               RFS BANCORP, INC.

                 (Name of small business issuer in its charter)

        UNITED STATES                              04-3449818
 (State or other jurisdiction         (I.R.S. Employer Identification No.)
              of
incorporation or organization)

                   310 BROADWAY, REVERE, MASSACHUSETTS 02151
                    (Address of principal executive offices)
                                 (781) 284-7777
                          (Issuer's Telephone Number)

      Securities registered pursuant to section 12(g) of the Exchange Act:

                              Title of cach class
                    COMMON STOCK, PAR VALUE $0.01 PER SHARE

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

    The revenues for the issuer's fiscal year ended September 30, 2000 are $9,326,000.

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days. On
December 13, 2000: $6,919,000.

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The Company had 884,923 shares outstanding as of December 13, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (check one): Yes / /  No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                  --------
PART I

                         ITEM 1.    BUSINESS....................................................      3
                         ITEM 2.    DESCRIPTION OF PROPERTY.....................................     35
                         ITEM 3.    LEGAL PROCEEDINGS...........................................     35
                         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     35

PART II

                         ITEM 5.    MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
                                    STOCKHOLDER MATTERS.........................................     36
                         ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                    AND RESULTS OF OPERATIONS...................................     37
                         ITEM 7.    CONSOLIDATED FINANCIAL STATEMENTS...........................     47
                         ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                                    AND FINANCIAL DISCLOSURE....................................     47

PART III

                         ITEM 9.    DIRECTORS AND PRINCIPAL OFFICERS OF THE BANK AND THE
                                    COMPANY.....................................................     48
                        ITEM 10.    EXECUTIVE COMPENSATION......................................     48
                        ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                    MANAGEMENT..................................................     48
                        ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     48
SIGNATURES......................................................................................     50

    This Annual Report on Form 10-KSB contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Revere Federal Savings Bank (the "Bank") and RFS Bancorp, Inc. (the "Company") that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, or the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Bank's or the Company's operations and investments. The Company and the Bank does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    RFS Bancorp, Inc. (the "Company") is a federally chartered stock holding company for Revere Federal Savings Bank (the "Bank"), a federally chartered stock savings association which conducts business from its main office is located in Revere, Massachusetts. The Bank which is located five miles northeast of Boston, Massachusetts and its branch office located in Chelsea, Massachusetts. On December 18, 1998, the Bank reorganized into a "two tiered" mutual holding company structure (the "Reorganization"). Under the Reorganization, (1) the Bank formed Revere, MHC (the "MHC"), a federal mutual holding company, which is the majority owner of the Company; (2) the Bank converted from a federally chartered mutual savings association to a federally chartered stock savings association and issued 100% of its capital stock to the Company; and (3) the Company issued shares of its common stock, $0.01 per share (the "Common Stock") to the public at a price of $10.00 per share in a subscription offering (the "Offering") to eligible members of the Bank and to the Company's Employee Stock Ownership Plan ("ESOP"). In the Offering, 438,756 shares of the Company's common stock, or 47% shares issued in the Reorganization, were sold to the public and 494,767 shares were sold to the MHC, or 53% of the shares issued in the Reorganization. The Company's sole business activity consists of the business of the Bank.

    The Company also invests in long and short-term investment grade marketable securities and other liquid investments. In the future, the Company will consider using some of the proceeds of the Offering retained by it to expand its operations in its existing primary market and other nearby areas by acquiring other financial institutions which could be merged with the Bank or operated as separate subsidiaries. Presently, there are no agreements or understandings for expansion of the Company's operations. The Company's Common Stock is traded on the Over the Counter Bulletin Board under the symbol "RFED." Unless otherwise disclosed, the information presented in this Annual Report on Form 10-KSB represents the activity of the Company and its subsidiary for the fiscal year ended September 30, 2000.

    At September 30, 2000, the Company had total assets of $136.9 million, total deposits of $92.4 million and total equity of $10.2 million. The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law.

    The business of the Bank primarily consists of attracting savings deposits from the general public and investing such deposits in mortgage loans secured by single-family residential real estate, commercial real estate, commercial assets and investment securities, including U.S. Government and Federal Agency securities, asset-backed securities, Federal National Mortgage Company ("FNMA"), Government National Mortgage Association ("GNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") mortgage-backed securities and interest-earning deposits. The Bank's commercial and commercial real estate borrowers are comprised of diverse small businesses, without a particular concentration in any one industry. The Bank also makes consumer loans, including home equity loans, automobile, loans on deposit accounts and other consumer loans. The Bank offers both fixed-rate and adjustable-rate loans and emphasizes the origination of residential real estate mortgage loans and commercial loans with adjustable interest rates.

    The Company's principal sources of income are interest, dividends and fees on loans and investments, and the Company's principal expenses are interest paid on deposit accounts, borrowings, and general operating expenses.

MARKET AREA

    The Company's main office is located in Revere, Suffolk County, Massachusetts. The City of Revere, containing approximately 39,000 residents, is located approximately five miles from downtown Boston in the northern suburbs of Boston, bounded by the towns of Chelsea, Everett, Malden and Lynn. The City of Revere is easily accessible from downtown Boston via Route 1, Route 1A, Route 16 and other state roads connecting the communities within the Logan Airport corridor northeast of Boston. As an established metropolitan suburb, Revere consists mostly of developed single-and multi-family properties within a network of well-maintained neighborhoods.

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

    - SMALL BUSINESS BANKING. The Bank views its entry into the small business banking market as a natural outgrowth of its traditional community banking services. Since 1996, the Bank has made a major commitment to small business commercial lending (involving commercial and industrial loans and commercial real estate loans) as a means to increase the yield on its loan portfolio and attract lower cost transaction deposit accounts. The Bank has worked to develop a niche of making commercial loans to the small and medium sized companies in a wide variety of industries located in Revere and elsewhere in the greater Boston area. In particular, the Bank has expanded its lending to the business community surrounding the Logan International Airport which comprises a growing sector of the Revere and Chelsea markets. The Bank offers these businesses a variety of traditional loans products and commercial services administered by the Bank's commercial loan department which are designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases and the refinancing of existing corporate debt. In addition, in order to better serve the unique financing needs of its commercial customers, the Bank also offers specialized products such as direct courier pick up for deposits. The Bank has staffed its commercial lending department with a senior commercial loan officer with considerable commercial lending expertise in the Boston area and has developed a staff to support the commercial loan department. The Bank has added a second commercial lending officer to the small business banking area and will add additional qualified employees as market conditions warrant.

    - BRANCH EXPANSION. The Bank believes that a branch network is crucial to increasing its market share in the traditional community banking and small business banking arenas and that its lending and deposit gathering activities until recently were limited by the fact that it operated from only one location. On December 21, 1998, the Bank opened its first branch facility located in Chelsea, Massachusetts in a growing small business market. This branch location emphasizes convenience for the Bank's small business clients and is designed to augment the Bank's small business lending activities. In the future, the Bank expects to fund the construction and/or acquisition of one or more additional branch locations either DE NOVO, or by purchasing an existing deposit base and/or location and the renovation of the main office allowing the Bank's administrative functions to be performed in a single facility. Expansion will facilitate greater services, operational efficiencies and increased loan originations within the Bank's existing underwriting standards.

    - EXPANDED DELIVERY SYSTEMS. The increased use of alternative delivery channels has simplified and reduced the costs of financial transactions for consumers, businesses and financial institutions. In addition to conducting financial transactions at branch offices, customers are increasingly using ATMs, online banking and online bill payment and electronic fund transfers to communicate with financial services providers. The Bank has responded to these market trends in several ways. First, since May 1997, the Bank has offered its 24 hour telebanking product which provides its customers with around the clock access to their accounts through the use of a touch tone telephone. Second, the Bank has located an ATM at Logan Airport, one in downtown Boston, one in the Beachmont area of Revere, one on American Legion Highway in Revere and one on Central Avenue in Chelsea. Finally, the Bank has introduced its home banking product which will give its customers access to their accounts through the use of their personal computers.

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

    The Bank's ten largest borrowing relationships, outstanding as of September 30, 2000, ranged from $883,000 to $1.5 million.

    The following table sets forth the composition of the Bank's mortgage and other loan portfolios in dollar amounts and percentages at the dates indicated.

                                                                     AT SEPTEMBER 30,
                                             -----------------------------------------------------------------
                                                     2000                   1999                  1998
                                             ---------------------   -------------------   -------------------
                                                          PERCENT               PERCENT               PERCENT
                                               AMOUNT     OF TOTAL    AMOUNT    OF TOTAL    AMOUNT    OF TOTAL
                                             ----------   --------   --------   --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Mortgage loans:
  One-to four-family.......................   $50,226       58.10%   $47,172      64.46%   $34,475      73.03%
  Commercial real estate...................    18,251       21.11     13,252      18.11      4,367       9.25
  Construction and land....................     4,472        5.17      2,192       3.00      1,885       3.99
                                              -------      ------    -------     ------    -------     ------
    Total mortgage loans...................    72,949       84.38     62,616      85.57     40,727      86.27
                                              -------      ------    -------     ------    -------     ------
Commercial loans...........................     6,689        7.74      5,938       8.11      2,326       4.93
                                              -------      ------    -------     ------    -------     ------
Consumer loans:
  Home equity lines........................     5,281        6.11      3,650       4.99      3,061       6.48
  Secured by deposit accounts..............       619        0.72        561       0.77        604       1.28
  Auto loans...............................       692        0.80        300       0.41        409       0.87
  Other consumer loans.....................       213        0.25        110       0.15         78       0.17
                                              -------      ------    -------     ------    -------     ------
    Total consumer loans...................     6,805        7.88      4,621       6.32      4,152       8.80
                                              -------      ------    -------     ------    -------     ------
    Total loans receivable.................    86,443      100.00%    73,175     100.00%    47,205     100.00%
                                                           ======                ======                ======
  Loans held for sale......................        --                     --                   235
Less:
  Allowance for loan losses................      (746)                  (624)                 (528)
  Deferred loan origination fees, net......      (151)                   (91)                  (60)
                                              -------                -------               -------
    Loans, net.............................   $86,546                $72,460               $46,852
                                              =======                =======               =======

    ONE-TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. The Bank originates conventional mortgage loans on one- to four-family residential dwellings located in the Bank's primary market area. As of September 30, 2000, loans on one- to four-family residential properties accounted for 58.1% of the Bank's total loan portfolio.

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

    The Bank makes conventional mortgage loans and uses standard FNMA documents, to allow for the sale of qualifying loans in the secondary mortgage market. The Bank lends up to a maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties of 100% of the lesser of the appraised value or purchase price of the property, with the condition that private mortgage insurance is required on loans with a loan-to-value ratio in excess of 80%. To a lesser extent, the Bank originates non-conforming loans which are tailored for its local community, but which may not satisfy the various requirements imposed by FNMA.

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

    During the year ended September 30, 2000, the Bank originated $3.5 million in adjustable-rate one- to four-family mortgage loans and $4.5 million in fixed-rate one- to four-family mortgage loans. Of the fixed-rate loans originated, the Bank sold $956,000 of fixed-rate loans and retained
$3.5 million of fixed-rate loans based on the rate of the loans. Approximately 15.3% of all loan originations during fiscal 2000 were refinancings of loans already in the Bank's loan portfolio. At September 30, 2000, the Bank's loan portfolio included $12.0 million in adjustable-rate one- to four-family residential mortgage loans or 13.9% of the Bank's total loan portfolio, and $38.2 million in fixed-rate one- to four-family residential mortgage loans, or 44.2% of the Bank's total loan portfolio.

    COMMERCIAL REAL ESTATE LOANS. The Bank originates commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. In underwriting commercial real estate loans, consideration is given to the property's historical cash flow, current and projected occupancy, location and physical condition. At September 30, 2000, the Bank's commercial real estate loan portfolio consisted of 80 loans, totaling $18.3 million, or 21.1% of total loans. The Bank's largest commercial real estate loan, with an outstanding balance of $712,000 at September 30, 2000, is secured by a commercial property located in Dennisport, MA. The Bank's commercial real estate loan portfolio is diverse, and does not have any significant loan concentration by type of property or borrower.

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

    COMMERCIAL LOANS. In the past three years, the Bank has made a major commitment to small business commercial lending. The Bank has worked to develop a niche of making commercial loans to small and medium sized businesses in a wide variety of industries located in the Bank's market area. Small business loans are expected to comprise a growing portion of the Bank's loan portfolio in the future. At September 30, 2000, the Bank's commercial loan portfolio consisted of 130 loans, totaling $6.7 million, or 7.7% of total loans.

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

    The Bank offers commercial services administered by the Bank's commercial loan department which are designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases and the refinancing of existing corporate debt. In addition, the Bank has tailored certain products and services (such as courier pick up of deposits) to better serve the unique needs of local businesses. The Bank has staffed its commercial lending department with a senior commercial loan officer with considerable commercial lending expertise in the Boston area and has developed a staff to support the commercial loan department. The Bank has added a second commercial lending officer to the small business banking area and will add additional qualified employees as market conditions warrant.

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

    CONSUMER LOANS. The Bank's consumer loans consist of home equity loans, loans secured by deposits, and other consumer loans, including automobile loans. At September 30, 2000, the consumer loan portfolio totaled $6.8 million or 7.9% of total loans. Consumer loans (other than home equity loans) generally are offered for terms of up to five years at fixed interest rates and do not exceed $50,000 individually.

    The Bank's home equity loans are secured by available equity based on the appraised value of owner-occupied one- to four-family residential property. Home equity loans will be made for up to 80% of the appraised value of the property (less the amount of the first mortgage). Home equity loans are offered at adjustable rates. The adjustable interest rate is prime minus 0.5% for the first year and the prime rate as reported in the Wall Street Journal for the remaining life of the loan. The Bank's home equity loans generally have a five-year draw (renewable for up to an additional five years) with a ten year repayment period. At September 30, 2000, the Bank had $5.3 million in home equity loans with unused credit available to existing borrowers of $4.2 million.

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

    CONSTRUCTION LOANS. The Bank engages in a limited amount of construction lending usually for the construction of single family residences or commercial real estate. Most are construction/permanent loans to the future occupants, structured to become permanent loans upon the completion of construction. All construction loans are secured by first liens on the property. Loan proceeds are disbursed as construction progresses and inspections warrant. Loans involving construction financing present a greater risk than loans for the purchase of existing homes, since collateral values and construction costs can only be estimated at the time the loan is approved. Due to the small amount of construction loans in the Bank's portfolio, the risk in this area is limited. At September 30, 2000, the Bank had $4.5 million in the construction and land portfolio or 5.17% of total loans.

    ORIGINATION, SALE AND SERVICING OF LOANS. The Bank's lending activities are conducted through its office in Revere, Massachusetts and its branch in Chelsea, Massachusetts. The Bank's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future levels of interest rates. The Bank is a qualified seller/ servicer for FNMA. Historically, the Bank sells certain of its fixed-rate loans to FNMA based on liquidity needs and prevailing market conditions. All of the Bank's sales to FNMA have been made with servicing retained on the loans. At September 30, 2000, the Bank was servicing
$19.8 million in loans for FNMA.

    Originations for the year ended September 30, 2000, compared to the prior period, have decreased due to a rise in interest rates and less refinancing activity. The following table sets forth information with respect to originations, sales of loans and principal repayments during the periods indicated.

                                                              FOR THE YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Beginning balance, loans, net...............................  $ 72,460    $ 46,852    $ 41,175
                                                              --------    --------    --------
Loans originated:
  Mortgage loans:
    One-to four-family......................................     7,950      25,142      17,718
    Commercial real estate..................................     8,090      11,744       3,124
    Construction and land...................................     5,434       4,810       2,850
                                                              --------    --------    --------
      Total mortgage loans..................................    21,474      41,696      23,692
  Commercial loans..........................................     3,529       6,852       1,550
  Consumer loans............................................     4,556       3,189       4,183
  Loans held for sale.......................................        --          --         235
                                                              --------    --------    --------
    Total loans originated..................................    29,559      51,737      29,660
                                                              --------    --------    --------
    Total...................................................   102,019      98,589      70,835
Principal repayments and other, net.........................   (15,495)    (20,594)    (15,518)
Loan charge-offs, net.......................................       (22)         (7)        (46)
Sale of mortgage loans, principal balance...................      (956)     (5,528)     (8,419)
                                                              --------    --------    --------
Ending balance, loans, net..................................  $ 85,546    $ 72,460    $ 46,852
                                                              ========    ========    ========

    The following tables set forth the dollar amounts in each loan category at September 30, 2000 that are due after September 30, 2001, and whether such loans have fixed or adjustable interest rates.

                                                                DUE AFTER SEPTEMBER 30, 2001
                                                              --------------------------------
                                                               FIXED     ADJUSTABLE    TOTAL
                                                              --------   ----------   --------
                                                                       (IN THOUSANDS)
Mortgage loans:
  One-to four-family........................................  $37,988      $10,012    $48,000
  Commercial real estate....................................      621       15,420     16,041
  Construction and land.....................................    1,506           --      1,506
                                                              -------      -------    -------
    Total mortgage loans....................................   40,115       25,432     65,547
                                                              -------      -------    -------
Commercial loans............................................    2,701          239      2,940
                                                              -------      -------    -------
Consumer loans:
  Home equity lines.........................................       --           --         --
  Secured by deposit accounts...............................       --           --         --
  Auto loans................................................      646           --        646
  Other consumer loans......................................      198           --        198
                                                              -------      -------    -------
    Total consumer loans....................................      844           --        844
                                                              -------      -------    -------
    Total loans.............................................  $43,660      $25,671    $69,331
                                                              =======      =======    =======

    LOAN COMMITMENTS. The Bank generally makes loan commitments to borrowers not exceeding 30 days. At September 30, 2000, the Bank had $4.0 million in loan commitments outstanding, primarily for the origination of one- to four-family residential real estate loans, commercial loans and commercial real estate loans.

    LOAN SOLICITATION. Loan originations are derived from a number of sources, including the Bank's existing customers, referrals, realtors, advertising and "walk-in" customers at the Bank's office.

    LOAN ADMINISTRATION. Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. For all mortgage loans, an appraisal of real estate intended to secure the proposed loan is obtained from an independent appraiser who has been approved by the Bank's Board of Directors. Fire and casualty insurance are required on all loans secured by improved real estate. Insurance on other collateral is required unless waived by the Loan Approval Committee, which is comprised of members of the Bank's Board of Directors. The Board of Directors of the Bank has the responsibility and authority for the general supervision over the loan policies of the Bank. The Board has established written lending policies for the Bank.

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

    Interest rates charged by the Bank on all loans are primarily determined by competitive loan rates offered in its market area and interest rate costs of the source of funding for the loan. The Bank generally charges an origination fee on new mortgage loans. The origination fees, net of direct origination costs, are deferred and amortized into income over the life of the loan. At September 30, 2000, the amount of net deferred loan origination fees was $151,000.

    LOAN MATURITY AND REPRICING. The following table shows the maturity or period to repricing of the Bank's loan portfolio at September 30, 2000. Loans that have adjustable rates are shown as being due in the period which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization.

                                                             AT SEPTEMBER 30, 2000
                                -------------------------------------------------------------------------------
                                               MORTGAGE LOANS
                                               --------------
                                ONE-TO FOUR-     COMMERCIAL     CONSTRUCTION
                                   FAMILY       REAL ESTATE       AND LAND     COMMERCIAL   CONSUMER    TOTAL
                                ------------   --------------   ------------   ----------   --------   --------
                                                                (IN THOUSANDS)
Amount due:

  One year or less...........      $ 2,226         $ 2,210         $2,966        $3,749      $5,961    $17,112
                                   -------         -------         ------        ------      ------    -------
After one year:

  More than one year to three
    years....................       13,333           9,250             --           719         192     23,494
  More than three years to
    five years...............        4,667           6,268            685         1,472         578     13,670
  More than five years to ten
    years....................        1,862             113             --           749          32      2,756
  More than ten years to
    twenty years.............        9,247             410             --            --          42      9,699
  More than twenty years.....       18,891              --            821            --          --     19,712
                                   -------         -------         ------        ------      ------    -------
    Total due after one
      year...................       48,000          16,041          1,506         2,940         844     69,331
                                   -------         -------         ------        ------      ------    -------
    Total amount due.........      $50,226         $18,251         $4,472        $6,689      $6,805     86,443
                                   =======         =======         ======        ======      ======    =======
  Loans held for sale........                                                                               --

Less:

  Allowance for loan
    losses...................                                                                             (746)
  Deferred loan origination
    fees, net................                                                                             (151)
                                                                                                       -------
Loans, net...................                                                                          $85,546
                                                                                                       =======

    NON-PERFORMING ASSETS, ASSET CLASSIFICATION AND ALLOWANCES FOR
LOSSES. Management and the Loan Approval Committee of the Board of Directors perform a monthly review of all delinquent loans. Loans are placed on nonaccrual status when loans are 90 days past due or, in the opinion of management, the collection of principal and interest is doubtful. One of the primary tools used to manage and control problem loans is the Bank's "Watch-List," a listing of all loans or commitments that are considered to have characteristics that could result in loss to the Bank if not properly supervised. The list is managed by the Loan Approval Committee which meets periodically to discuss the status of the loans on the Watch List and to add or delete loans from the list. At September 30, 2000, the Bank had $831,000 in assets classified as special mention. There were none classified as doubtful or loss and $190,000 in assets were designated as substandard.

    Real estate acquired by the Bank as a result of foreclosure is classified as other real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance or its fair value. Any required write-down of the loan to its fair value is charged to the allowance for loan losses.

    The following table sets forth the Bank's non-performing assets at the dates indicated.

                                                           AT SEPTEMBER 30,
                                                                 2000            1999        1998
                                                           ----------------   ----------   --------
                                                                    (DOLLARS IN THOUSANDS)
Non-performing loans:
  Mortgage loans:
    One-to four-family...................................       $  --         $       --   $   143
    Commercial real estate...............................          --                 --        --
    Construction and land................................          --                 --        --
                                                                -----         ----------   -------
      Total mortgage loans...............................          --                 --       143
                                                                -----         ----------   -------
  Commercial loans.......................................          --                 --        37
                                                                -----         ----------   -------
  Consumer loans:
    Home equity lines....................................          --                 --        --
    Secured by deposit accounts..........................          --                 --        14
    Auto loans...........................................          --                 --         4
    Other consumer loans.................................          --                  3         1
                                                                -----         ----------   -------
      Total consumer loans...............................          --                  3        19
                                                                -----         ----------   -------
      Total non-performing loans(1)......................          --                  3       199
  Other real estate owned, net...........................          --                 --        --
                                                                -----         ----------   -------
      Total non-performing assets(2).....................       $  --         $        3   $   199
                                                                =====         ==========   =======

Allowance for loan losses as a percent of loans(3).......        0.86%              0.85%     1.11%
                                                                =====         ==========   =======
Allowance for loan losses as a percent of non-performing
  loans(4)...............................................        0.00%         20,800.00%   265.45%
                                                                =====         ==========   =======
Non-performing loans as a percent of loans(3)(4).........        0.00%              0.00%     0.42%
                                                                =====         ==========   =======
Non-performing assets as a percent of total assets(2)....        0.00%              0.00%     0.22%
                                                                =====         ==========   =======

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

    The following tables set forth delinquencies of the Bank's loan portfolio by type of loan at the dates indicated:

                                            AT SEPTEMBER 30, 2000                           AT SEPTEMBER 30, 1999
                                ---------------------------------------------   ---------------------------------------------
                                     30-89 DAYS            90 DAYS OR MORE           30-89 DAYS            90 DAYS OR MORE
                                ---------------------   ---------------------   ---------------------   ---------------------
                                 NUMBER     PRINCIPAL    NUMBER     PRINCIPAL    NUMBER     PRINCIPAL    NUMBER     PRINCIPAL
                                OF LOANS     BALANCE    OF LOANS     BALANCE    OF LOANS     BALANCE    OF LOANS     BALANCE
                                ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
Mortgage loans:
  One-to four-family.........         2       $ 253          --       $  --          10      $1,139          --       $  --
  Commercial real estate.....        --          --          --          --           1         169          --          --
  Construction and land......        --          --          --          --          --          --          --          --
                                ---------     -----     ---------     -----     ---------    ------     ---------     -----
    Total mortgage loans.....         2         253          --          --          11       1,308          --          --
                                ---------     -----     ---------     -----     ---------    ------     ---------     -----
Commercial loans.............         3         209          --          --           4         100          --          --
                                ---------     -----     ---------     -----     ---------    ------     ---------     -----
Consumer loans:
  Home equity loans..........         2          24          --          --           3          82          --          --
  Secured by savings
    accounts.................        --          --          --          --          --          --          --          --
  Auto loans.................         1           2          --          --           4          21          --          --
  Other consumer loans.......         1           1          --          --           5           6           1           3
                                ---------     -----     ---------     -----     ---------    ------     ---------     -----
    Total consumer loans.....         4          27          --          --          12         109           1           3
                                ---------     -----     ---------     -----     ---------    ------     ---------     -----
Total loans..................         9       $ 489          --       $  --          27      $1,517           1       $   3
                                =========     =====     =========     =====     =========    ======     =========     =====
Delinquent loans to loans,
  net........................                  0.57%                   0.00%                   2.09%                   0.00%
                                              =====                   =====                  ======                   =====

                                                                      AT SEPTEMBER 30, 1998
                                                           --------------------------------------------
                                                                30-89 DAYS           90 DAYS OR MORE
                                                           --------------------   ---------------------
                                                            NUMBER    PRINCIPAL    NUMBER     PRINCIPAL
                                                           OF LOANS    BALANCE    OF LOANS     BALANCE
                                                           --------   ---------   ---------   ---------
                                                                      (DOLLARS IN THOUSANDS)
Mortgage loans:
  One-to four-family.....................................      9        $ 512           1       $ 143
  Commercial real estate.................................     --           --          --          --
  Construction and land..................................     --           --          --          --
                                                              --        -----     ---------     -----
    Total mortgage loans.................................      9          512           1         143
                                                              --        -----     ---------     -----
Commercial loans.........................................      1           76           2          37
                                                              --        -----     ---------     -----
Consumer loans:
  Home equity loans......................................      1           34          --          --
  Secured by savings accounts............................      3           23           1          14
  Auto loans.............................................      1            2           2           4
  Other consumer loans...................................     --           --           1           1
                                                              --        -----     ---------     -----
    Total consumer loans.................................      5           59           4          19
                                                              --        -----     ---------     -----
Total loans..............................................     15        $ 647           7       $ 199
                                                              --        -----     ---------     -----
Delinquent loans to loans, net...........................                1.38%                   0.42%
                                                                        =====                   =====

    At September 30, 2000, management was not aware of any loans not currently classified as nonaccrual, 90 days past due or restructured but which may be so classified in the near future because of concerns over the borrower's ability to comply with repayment terms.

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

    The following table sets forth activity in the Bank's allowance for loan losses and other ratios at or for the dates indicated.

                                                               AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                                              ----------------------------------------
                                                                2000            1999            1998
                                                              --------       ----------       --------
                                                                       (DOLLARS IN THOUSANDS)
Balance at beginning of period..............................   $ 624         $      528       $   377
                                                               -----         ----------       -------
Provision for loan losses...................................     144                103           197
                                                               -----         ----------       -------
Charge-offs:
  Mortgage loans:
    One-to four-family......................................      --                 --            --
    Commercial real estate..................................      --                 --            --
    Construction and land...................................      --                 --            --
  Commercial loans..........................................      20                  5            --
  Consumer loans:
    Home equity lines.......................................      --                 --            --
    Secured by deposit accounts.............................      --                 --            --
    Auto loans..............................................       1                  5            40
    Other consumer loans....................................       1                 --             6
                                                               -----         ----------       -------
      Total charge-offs.....................................      22                 10            46
                                                               -----         ----------       -------
Recoveries..................................................      --                  3            --
                                                               -----         ----------       -------
Balance at end of period....................................   $ 746         $      624       $   528
                                                               =====         ==========       =======
Ratio of net charge-offs to average loans outstanding during
  the period................................................    0.03%              0.01%         0.10%
                                                               =====         ==========       =======
Allowance for loan losses as a percent of loans.............    0.86%              0.85%         1.11%
                                                               =====         ==========       =======
Allowance for loan losses as a percent of non-performing
  loans.....................................................    0.00%         20,800.00%       265.45%
                                                               =====         ==========       =======

    The following tables set forth the Bank's allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated.

                               AT SEPTEMBER 30, 2000                   AT SEPTEMBER 30, 1999
                       -------------------------------------   -------------------------------------
                                  PERCENT OF    PERCENT OF                PERCENT OF    PERCENT OF
                                  ALLOWANCE    LOANS IN EACH              ALLOWANCE    LOANS IN EACH
                                   TO TOTAL     CATEGORY TO                TO TOTAL     CATEGORY TO
                        AMOUNT    ALLOWANCE     TOTAL LOANS     AMOUNT    ALLOWANCE     TOTAL LOANS
                       --------   ----------   -------------   --------   ----------   -------------
                                                  (DOLLARS IN THOUSANDS)
Mortgage loans:
  One-to four-
    family...........    $284        38.07%        58.10%        $247        39.58%        64.46%
  Commercial real
    estate...........     277        37.13         21.11          194        31.09         18.11
  Construction and
    land.............      39         5.23          5.17           19         3.05          3.00
                         ----       ------        ------         ----       ------        ------
    Total mortgage
      loans..........     600        80.43         84.38          460        73.72         85.57
Commercial loans.....     137        18.36          7.74          160        25.64          8.11
Consumer loans.......       9         1.21          7.88            4         0.64          6.32
Unallocated..........      --           --            --           --           --            --
                         ----       ------        ------         ----       ------        ------
    Total allowance
      for loan
      losses.........    $746       100.00%       100.00%        $624       100.00%       100.00%
                         ====       ======        ======         ====       ======        ======

                                AT SEPTEMBER 30, 1998
                       ---------------------------------------
                                   PERCENT OF     PERCENT OF
                                  ALLOWANCE TO   LOANS IN EACH
                                     TOTAL        CATEGORY TO
                        AMOUNT     ALLOWANCE      TOTAL LOANS
                       --------   ------------   -------------
                               (DOLLARS IN THOUSANDS)
Mortgage loans:
  One-to four-
    family...........    $205         38.83%         73.03%
  Commercial real
    estate...........      76         14.39           8.41
  Construction and
    land.............      10          1.89           3.99
                         ----        ------         ------
    Total mortgage
      loans..........     291         55.11          85.43
Commercial loans.....      71         13.45           5.77
Consumer loans.......       6          1.14           8.80
Unallocated..........     160         30.30             --
                         ----        ------         ------
    Total allowance
      for loan
      losses.........    $528        100.00%        100.00%
                         ====        ======         ======

INVESTMENT ACTIVITIES

    GENERAL. The Bank is required to maintain an amount of liquid assets appropriate for its level of net savings withdrawals and current borrowings. It has generally been the Bank's policy to maintain a liquidity portfolio in excess of regulatory requirements. At September 30, 2000, the Bank's liquidity ratio was 16.35%. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, management's expectations of the level of yield that will be available in the future and management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities.

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

    The following table sets forth activity in the Bank's mortgage-backed securities held-to-maturity and available-for-sale portfolios for the periods indicated.

                                                              FOR THE YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Held-to-maturity:
  Beginning balance.........................................   $18,818     $20,164     $25,144
  Purchases.................................................       952       4,021          --
  Maturities................................................        --          --         (52)
  Principal repayments......................................    (2,619)     (5,343)     (4,904)
  Premium and discount amortization, net....................       (12)        (24)        (24)
                                                               -------     -------     -------
  Ending balance............................................   $17,139     $18,818     $20,164
                                                               =======     =======     =======
Available-for-sale:
  Beginning balance.........................................   $ 4,853     $    --     $    --
  Purchases.................................................     1,524       4,908          --
  Maturities................................................        --          --          --
  Principal repayments......................................      (419)        (59)         --
  Premium and discount amortization, net....................        29           4          --
                                                               -------     -------     -------
  Ending balance............................................   $ 5,987     $ 4,853     $    --
                                                               =======     =======     =======

    The following table sets forth certain information regarding the amortized cost and fair value of the Bank's securities at the dates indicated.

                                                                       AT SEPTEMBER 30,
                                              ------------------------------------------------------------------
                                                      2000                   1999                   1998
                                              --------------------   --------------------   --------------------
                                              AMORTIZED     FAIR     AMORTIZED     FAIR     AMORTIZED     FAIR
                                                COST       VALUE       COST       VALUE       COST       VALUE
                                              ---------   --------   ---------   --------   ---------   --------
                                                                        (IN THOUSANDS)
Held-to-maturity:
  Investment securities(1)..................   $12,512    $12,329     $ 4,000    $ 3,733     $ 5,000    $ 5,031
  Mortgage-backed and mortgage-related
    securities..............................    17,139     16,885      18,818     18,550      20,164     20,640
  Asset-backed securities...................     2,239      2,285       3,256      3,231       4,946      4,976
                                               -------    -------     -------    -------     -------    -------
    Total held-to-maturity..................    31,890     31,499      26,074     25,514      30,110     30,647
                                               -------    -------     -------    -------     -------    -------
Available-for-sale:
Marketable equity securities................        24        976          24        938          24        896
Mortgage-backed and mortgage-related
  securities................................     5,987      5,830       4,853      4,692          --         --
                                               -------    -------     -------    -------     -------    -------
    Total available-for-sale................     6,011      6,806       4,877      5,630          24        896
                                               -------    -------     -------    -------     -------    -------
    Total securities........................   $37,901    $38,305     $30,951    $31,144     $30,134    $31,543
                                               =======    =======     =======    =======     =======    =======

------------------------

(1) Consists of U.S. Treasury, government agency obligations and foreign debt securities.

    The following table sets forth the amortized cost and fair value of the Bank's mortgage-backed and mortgage-related securities which were classified as held-to-maturity and available-for-sale at the dates indicated.

                                                        AT SEPTEMBER 30,
                              ---------------------------------------------------------------------
                                            2000                                1999
                              ---------------------------------   ---------------------------------
                              AMORTIZED   PERCENT OF     FAIR     AMORTIZED   PERCENT OF     FAIR
                                COST       TOTAL(1)     VALUE       COST       TOTAL(1)     VALUE
                              ---------   ----------   --------   ---------   ----------   --------
                                                     (DOLLARS IN THOUSANDS)
Mortgage-backed and
  mortgage-related
  securities
Held-to-maturity:
Fixed rate:
  GNMA......................   $12,186       52.69%    $11,934     $13,901       58.73%    $13,602
  FHLMC.....................       563        2.43         556         122        0.51         127
  FNMA......................       432        1.87         431          --          --          --
                               -------      ------     -------     -------      ------     -------
    Total fixed rate........    13,181       56.99      12,921      14,023       59.24      13,729
                               -------      ------     -------     -------      ------     -------
Adjustable rate:
  GNMA......................     3,582       15.49       3,592       4,362       18.43       4,393
  FHLMC.....................       147        0.64         148         182        0.77         184
  FNMA......................       229        0.99         224         251        1.06         244
                               -------      ------     -------     -------      ------     -------
    Total adjustable rate...     3,958       17.12       3,964       4,795       20.26       4,821
                               -------      ------     -------     -------      ------     -------
    Total
      held-to-maturity......    17,139       74.11      16,885      18,818       79.50      18,550
                               -------      ------     -------     -------      ------     -------
Available-for-sale:
Fixed rate:
  GNMA......................     2,360       10.21       2,289       2,472       10.44       2,383
  FNMA......................     3,627       15.68       3,541       2,381       10.06       2,309
                               -------      ------     -------     -------      ------     -------
    Total
      available-for-sale....     5,987       25.89       5,830       4,853       20.50       4,692
                               -------      ------     -------     -------      ------     -------
      Total mortgage-backed
        and mortgage-related
        securities..........   $23,126      100.00%    $22,715     $23,671      100.00%    $23,242
                               =======      ======     =======     =======      ======     =======

                                      AT SEPTEMBER 30,
                              ---------------------------------
                                            1998
                              ---------------------------------
                              AMORTIZED   PERCENT OF     FAIR
                                COST       TOTAL(1)     VALUE
                              ---------   ----------   --------
                                   (DOLLARS IN THOUSANDS)
Mortgage-backed and
  mortgage-related
  securities
Held-to-maturity:
Fixed rate:
  GNMA......................   $13,358       66.25%    $13,741
  FHLMC.....................       176        0.87         186
  FNMA......................        --          --          --
                               -------      ------     -------
    Total fixed rate........    13,534       67.12      13,927
                               -------      ------     -------
Adjustable rate:
  GNMA......................     5,935       29.43       6,011
  FHLMC.....................       248        1.23         251
  FNMA......................       447        2.22         451
                               -------      ------     -------
    Total adjustable rate...     6,630       32.88       6,713
                               -------      ------     -------
    Total
      held-to-maturity......    20,164      100.00      20,640
                               -------      ------     -------
Available-for-sale:
Fixed rate:
  GNMA......................        --          --          --
  FNMA......................        --          --          --
                               -------      ------     -------
    Total
      available-for-sale....        --          --          --
                               -------      ------     -------
      Total mortgage-backed
        and mortgage-related
        securities..........   $20,164      100.00%    $20,640
                               =======      ======     =======

------------------------------

(1) Based on amortized cost.

    The following table sets forth certain information regarding the amortized cost and weighted average rate of the Bank's mortgage-backed and investment securities held-to-maturity and available-for-sale at September 30, 2000, by remaining period to contractual maturity. With respect to mortgage-backed securities, the entire amount is reflected in the maturity period that includes the final security payment date, and accordingly, no effect has been given to periodic repayments or possible prepayments.

                                                                  AT SEPTEMBER 30, 2000
                       ------------------------------------------------------------------------------------------------------------
                                                 MORE THAN ONE        MORE THAN FIVE         MORE THAN TEN
                         ONE YEAR OR LESS     YEAR TO FIVE YEARS    YEARS TO TEN YEARS           YEARS                 TOTAL
                       --------------------   -------------------   -------------------   -------------------   -------------------
                                   WEIGHTED              WEIGHTED              WEIGHTED              WEIGHTED              WEIGHTED
                       CARRYING    AVERAGE    CARRYING   AVERAGE    CARRYING   AVERAGE    CARRYING   AVERAGE    CARRYING   AVERAGE
                        AMOUNT      YIELD      AMOUNT     YIELD      AMOUNT     YIELD      AMOUNT     YIELD      AMOUNT     YIELD
                       ---------   --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Debt securities:
Held-to-maturity:
Investment
  securities(1)......  $    --         --%     $8,512      7.10%     $1,000      6.50%    $ 3,000      7.00%    $12,512      7.03%
Mortgage-backed and
  mortgage-related
  securities:
Fixed rate:
  GNMA...............       --         --          --        --          --        --      12,186      7.06      12,186      7.06
  FHLMC..............        1       9.00          15      8.06          51      8.76         496      6.18         563      6.47
  FNMA...............       --         --          --        --          --        --         432      6.01         432      6.01
Adjustable rate:
  GNMA...............       --         --          --        --          --        --       3,582      6.99       3,582      6.99
  FHLMC..............       --         --          --        --          --        --         147      6.77         147      6.77
  FNMA...............       --         --          --        --          --        --         229      6.07         229      6.07
  Asset-backed
    securities.......       --         --          --        --         200      8.38       2,039      7.43       2,239      7.51
                       ---------     ----      ------      ----      ------      ----     -------      ----     -------      ----
    Total held-to-
      maturity.......        1       9.00       8,527      7.10       1,251      6.89      22,111      7.02      31,890      7.04
                       ---------     ----      ------      ----      ------      ----     -------      ----     -------      ----
Available-for-sale:
Fixed rate:
  GNMA...............       --         --          --        --          --        --       2,360      6.50       2,360      6.50
  FNMA...............       --         --          --        --          --        --       3,627      5.69       3,627      5.69
    Total
      available-for-
      sale...........       --         --          --        --          --        --       5,987      6.01       5,987      6.01
                       ---------     ----      ------      ----      ------      ----     -------      ----     -------      ----
    Total debt
      securities.....  $     1       9.00%     $8,527      7.10%     $1,251      6.89%    $28,098      6.81%    $37,877      6.88%
                       =========               ======                ======               =======               =======

------------------------------

(1) Consists of U.S. Treasury, government agency obligations and foreign debt securities.

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

    The Bank has a significant amount of regular savings accounts which the Bank believes constitute "core deposits." In addition, since September 30, 1995, the Bank has attracted $12.5 million in no-cost demand deposit accounts, resulting from the increase in commercial customers during this time period, and $9.6 million in NOW accounts and Money Market accounts, resulting from increased marketing and competitive fee structures. At September 30, 2000, such accounts represented approximately 26.7% of the Bank's total deposits compared to 5.9% at September 30, 1995.

    The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented utilize month-end balances.

                                                                     AT SEPTEMBER 30,
                             ------------------------------------------------------------------------------------------------
                                          2000                             1999                             1998
                             ------------------------------   ------------------------------   ------------------------------
                                        PERCENT                          PERCENT                          PERCENT
                                        OF TOTAL   WEIGHTED              OF TOTAL   WEIGHTED              OF TOTAL   WEIGHTED
                             AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE
                              AMOUNT    DEPOSITS     RATE      AMOUNT    DEPOSITS     RATE      AMOUNT    DEPOSITS     RATE
                             --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Demand deposits............  $ 9,707      11.75%       --%    $ 4,919       7.03%       --%    $ 2,595       4.35%       --%
NOW accounts...............    8,078       9.78      1.18       6,646       9.49      0.84       4,329       7.25      1.09
Regular savings accounts...   18,634      22.55      1.62      16,227      23.18      1.28      15,370      25.74      1.15
Money market accounts......    2,730       3.30      3.04       2,225       3.18      3.06       1,645       2.76      3.10
                             -------     ------               -------     ------               -------     ------
    Total..................   39,149      47.37      1.69      30,017      42.88      1.32      23,939      40.10      1.28
                             -------     ------               -------     ------               -------     ------
Time deposits:(1)
  6 months or less.........    6,171       7.47      4.91       5,729       8.19      4.54       4,172       6.99      4.64
  Over 6 months through
    12 months..............   17,467      21.14      5.11      16,542      23.63      4.84      13,933      23.34      5.30
  Over 12 through
    36 months..............   17,490      21.16      5.61      15,637      22.34      5.36      15,664      26.24      5.73
  Over 36 months...........    2,361       2.86      6.22       2,072       2.96      6.52       1,997       3.33      6.68
                             -------     ------               -------     ------               -------     ------
    Total time deposits....   43,489      52.63      5.31      39,980      57.12      5.24      35,766      59.90      5.62
                             -------     ------               -------     ------               -------     ------
    Total average
      deposits.............  $82,638     100.00%     3.83%    $69,997     100.00%     3.73%    $59,705     100.00%     4.00%
                             =======     ======      ====     =======     ======     =====     =======     ======     =====

--------------------------

(1) Based on original maturity of deposits.

    For more information on the Bank's deposit accounts, see Note 6 of Notes to Consolidated Financial Statements.

    The following table represents, by interest rate ranges, the amount of time deposits outstanding at the dates indicated.

                                                          AT SEPTEMBER 30,
                                                   ------------------------------
INTEREST RATE RANGE                                  2000       1999       1998
-------------------                                --------   --------   --------
                                                           (IN THOUSANDS)
Time deposits:
  0 to 4.00%.....................................  $   207    $   299    $   334
  4.01% to 5.00%.................................    6,805     26,350     11,262
  5.01% to 6.00%.................................    9,145     10,831     21,116
  6.01% to 7.00%.................................   16,964      2,500      3,881
  7.01% to 8.00%.................................   12,470        984      1,014
                                                   -------    -------    -------
    Total........................................  $45,591    $40,964    $37,607
                                                   =======    =======    =======

    The following table presents the deposit activity of the Bank for the periods indicated.

                                                          FOR THE YEAR ENDED
                                                            SEPTEMBER 30,
                                                    ------------------------------
                                                      2000       1999       1998
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
Net deposits......................................  $14,850    $ 7,898     $6,746
Interest credited on deposit accounts.............    2,791      2,425      2,285
                                                    -------    -------     ------
Total increase in deposit accounts................  $17,641    $10,323     $9,031
                                                    =======    =======     ======

    At September 30, 2000, the Bank had $16.6 million in time deposits (accounts in amounts over $100,000) maturing as follows:

                                                                      WEIGHTED
                                                          AMOUNT    AVERAGE RATE
                                                         --------   ------------
                                                         (DOLLARS IN THOUSANDS)
Maturity Period:
  Within three months..................................  $ 4,353        6.16%
  After three but within six months....................    3,792        6.02
  After six but within twelve months...................    4,446        6.04
  After twelve months..................................    4,019        6.46
                                                         -------
    Total..............................................  $16,610        6.17%
                                                         =======

    BORROWINGS. Savings deposits historically have been the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the FHLB to supplement its supply of lendable funds and to meet liquidity requirements. Due to an increase in lending activity and demand for liquidity, the Bank has utilized this borrowing power, and has received advances from the FHLB. Advances from the FHLB are secured by the Bank's mortgage loans and investment securities. The Bank had FHLB advances of $33.9 million outstanding at September 30, 2000.

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

    The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated:

                                                           AT OR FOR THE YEAR
                                                          ENDED SEPTEMBER 30,
                                                  ------------------------------------
                                                    2000          1999          1998
                                                  --------      --------      --------
                                                         (DOLLARS IN THOUSANDS)
FHLB of Boston advances:
  Average balance outstanding...................  $31,353       $20,292       $22,858
  Maximum amount outstanding at any month-end
    during the period...........................   37,219        27,036        25,019
  Balance outstanding at end of period..........   33,904        27,036        18,204
  Weighted average interest rate during the
    period......................................     6.11%         5.55%         5.74%
  Weighted average interest rate at end of
    period......................................     6.37%         5.54%         5.43%

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

    Competition from other financial institutions operating in the Bank's local community includes a number of both large and small commercial banks and savings institutions. As of September 30, 2000, the Bank's market share was approximately 14% of overall financial institution deposits in the City of Revere. The Bank has experienced growth in deposits in recent years primarily due to an increased emphasis on marketing products and services. However, competition remains high in the marketplace.

EMPLOYEES

    At September 30, 2000, the Bank had 32 full-time and 9 part-time employees. None of the Bank's employees is represented by a collective bargaining agreement. Management of the Bank believes that it enjoys excellent relations with its personnel.

SUBSIDIARY ACTIVITIES

    The Bank's subsidiary, RFS Investment Corp., holds certain investments of the Bank and is a tax-advantaged qualified "security corporation" under Massachusetts law. The Bank's investment in its wholly-owned service corporation, RFS Investment Corp., was $26.2 million at September 30, 2000.

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

    DISTRIBUTIONS. To the extent that the Bank makes "non-dividend distributions" to shareholders, such distributions will be considered to result in distributions from the Bank's "base year reserve," I.E., its reserve as of September 30, 1988, to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute non-dividend distributions and, therefore, will not be included in the Bank's income.

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

Because, following completion of the Reorganization, the MHC will not be a member of such affiliated group, it will not qualify for such 100% dividends exclusion, but will be entitled to deduct 80% of the dividends it receives from Company so long as it owns more than 20% of the Common Stock.

STATE TAXATION

    Prior to July, 1995, the Bank was subject to an annual Massachusetts excise (income) tax equal to 12.54% of its pre-tax income. In 1995, legislation was enacted to reduce the Massachusetts bank excise (income) tax rate and to allow Massachusetts-based financial institutions to apportion income earned in other states. Further, this legislation expands the applicability of the tax to non-bank entities and out-of-state financial institutions. The Massachusetts excise tax rate for co-operative banks is currently 10.50% of federal taxable income, adjusted for certain items. Taxable income includes gross income as defined under the Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Code. In addition, carryforwards and carrybacks of net operating losses are not allowed. As a "financial institution" under Massachusetts law, the Company will be subject to an annual Massachusetts excise (income) tax equal to 10.50% of its pre-tax income.

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

                                   REGULATION

GENERAL

    The Company, the MHC and the Bank are subject to extensive regulation, examination, and supervision by the OTS, as their chartering agency. The Bank's savings deposit accounts are insured up to applicable limits by the FDIC, and the Bank is a member of the FHLB of Boston. The Bank must file reports with the OTS concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS conduct periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. The Company and the MHC, as savings and loan holding companies, are required to file certain reports with, and otherwise, comply with, the rules and regulations of the OTS.

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

    On November 12, 1999, President Clinton signed into law landmark financial services legislation, titled the Gramm-Leach-Bliley Act on the Company and the Bank, where relevant, is discussed throughout the regulation section below.

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

    LOANS TO ONE BORROWER. Under the HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At September 30, 2000, the Bank's regulatory limit on loans to one borrower was $1.5 million. At September 30, 2000, the Bank's largest aggregate amount of loans to one borrower was $1.5 million consisting of loans secured by real estate. The second largest borrower had an aggregate balance of $1.5 million also consisting of loans secured by real estate. At September 30, 2000, all of the loans in both of these lending relationships were performing in accordance with their terms. The Bank is in compliance with all applicable limitations on loans to one borrower.

    QTL TEST. The HOLA requires a savings association to meet a qualified thrift lender, or "QTL" test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent 12-month period. "Portfolio assets" means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets,
(b) goodwill and other intangible assets, and (c) the value of property used to conduct the association's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, consumer loans, small business loans, education loans and credit card loans. A savings association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986. At September 30, 2000, the Bank maintained 87.53% of its portfolio assets in qualified thrift investments. The Bank had also met the QTL test in each of the prior 12 months and was, therefore, a qualified thrift lender.

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

    The OTS's regulations require a savings association with "above normal" interest rate risk, when determining compliance with its risk-based capital requirement, to deduct a portion of such capital to account for its "above normal" interest rate risk. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) resulting from a hypothetical 2% increase or decrease in market rates of interest, divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. At the times when the 3-month Treasury bond equivalent yield falls below 4%, an association may compute its interest rate risk on the basis of a decrease equal to one-half of that Treasury rate rather than on the basis of 2%. A savings association whose measured interest rate risk exposure exceeds 2% would be considered to have "above normal" risk. The interest rate risk component is an amount equal to one-half of the difference between the association's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Any required deduction for interest rate risk becomes effective on the last day of the third quarter following the reporting date of the association's financial data on which the interest rate risk was computed. The regulations authorize the Director of the OTS to waive or defer an association's interest rate risk component on a case-by-case basis. The OTS has indefinitely deferred the implementation of the interest rate risk component in the computation of an institution's risk-based capital requirements. The OTS continues to monitor the interest rate risk of individual institutions and retains the right to impose additional capital requirements on individual institutions. At September 30, 2000, the Bank was not required to maintain any additional risk-based capital under this rule.

    At September 30, 2000, the Bank met each of its capital requirements.

    The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at September 30, 2000.

                                                                                                     TO BE WELL
                                                                                                     CAPITALIZED
                                                                            FOR CAPITAL             UNDER PROMPT
                                                                             ADEQUACY             CORRECTIVE ACTION
                                                     ACTUAL                  PURPOSES                PROVISIONS
                                               -------------------      -------------------      -------------------
                                                AMOUNT     RATIO         AMOUNT     RATIO         AMOUNT     RATIO
                                               --------   --------      --------   --------      --------   --------
                                                   (DOLLARS IN
                                                   THOUSANDS)
As of September 30, 2000:
Total Capital (to Risk Weighted Assets)......  $10,302     15.31%        $5,384     8.00%         $6,730     10.00%
Core Capital (to Adjusted Tangible Assets)...    9,128      6.64          5,496     4.00           6,870      5.00
Tangible Capital (to Tangible Assets)........    9,128      6.64          2,061     1.50             N/A       N/A
Tier 1 Capital (to Risk Weighted Assets).....    9,128     13.56            N/A      N/A           4,038      6.00

    LIMITATION ON CAPITAL DISTRIBUTIONS. Under OTS capital distribution regulations, certain savings associations will be permitted to pay capital distributions during a calendar year that do not exceed the association's net income for that year plus its retained net income for the prior two years, without notice to, or the approval of, the OTS. However, a savings association subsidiary of a savings and loan holding company, such as the Bank, will continue to have to file a notice unless the specific capital distribution requires an application. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to meet its minimum capital requirements, as described above. See "--Prompt Corrective Regulatory Action."

    LIQUIDITY. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, certain bankers' acceptances, specified United States Government, state and federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. Monetary penalties may be imposed for failure to meet the liquidity requirement. The Bank's average liquidity ratio for the month ended September 30, 2000 was 16.35% which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

    ASSESSMENTS. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semiannual basis, is computed by totaling three components: the size of the association, on which the basic assessment would be based; the association's supervisory condition, which would result in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which would result in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1.0 billion in trust assets, serviced for other loans aggregating more than $1.0 billion, or had certain off-balance sheet assets aggregating more than $1.0 billion. In order to avoid a disproportionate impact on the smaller savings institutions, which are those whose total assets never exceeded $100.0 million, the OTS regulations provide that the portion of the assessment based on asset size will be the lesser of the assessment under the amended OTS regulations or the regulations before the amendment. Management believes that any change in its rate of OTS assessments under the amended OTS regulations will not be material. During January and July 2000, the Bank paid assessments of $13,525 and $14,429, respectively.

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

    The CRA regulations establish an assessment system that bases an association's rating on its actual performance in meeting community needs. In particular, the assessment system focuses on three tests: (a) a lending test, to evaluate the institution's record of making loans in its assessment areas;
(b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefitting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices.

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

    STANDARDS FOR SAFETY AND SOUNDNESS. Pursuant to the FDI Act, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Community Development Act"), the OTS and the federal bank regulatory agencies have adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder. In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties. In addition, the OTS and the other federal bank regulatory agencies, have guidelines for identifying and monitoring asset quality and earnings standards.

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

    PROMPT CORRECTIVE REGULATORY ACTION. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of five categories based on the association's capital. Generally, a savings association is treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of core capital to risk-weighted assets is at least 6.0%, its ratio of core capital to total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings association will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8.0%, its ratio of core capital to risk-weighted assets is at least 4.0%, and its ratio of core capital to total assets is at least 4.0% (3.0% if the association receives the highest rating under the Uniform Financial Institutions Rating System). A savings association that has a total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 capital ratio that is less than 4.0% (3.0% leverage ratio if the association receives the highest rating under the Uniform Financial Institutions Rating System) is considered to be "undercapitalized." A savings association that has a total risk-based capital of less than 6.0% or a Tier 1 risk-based capital ratio or a leverage ratio of less than 3.0% is considered to be "significantly undercapitalized." A savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." The elements of an association's capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements. See "--Capital Requirements." At September 30, 2000, the Bank met the criteria for being considered "well capitalized."

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

    The Funds Act also amended the FDIA to expand the assessment base for the payments on the FICO bonds. Beginning January 1, 1997, the assessment base for the FICO bonds included the deposits of both BIF- and SAIF-insured institutions. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. The annual rate of assessments for the payments on the FICO bonds for the fourth quarter of 1999 was 0.0202%.

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

    FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Boston, which is one of the regional Federal Home Loan Banks composing the Federal Home Loan Bank System. Each Federal Home Loan Bank provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Boston, is required to acquire and hold shares of capital stock in the FHLB of Boston in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 1/20 of its advances (borrowings) from the FHLB of Boston. The Bank was in compliance with this requirement with an investment in the capital stock of the FHLB of Boston at September 30, 2000, of $1.8 million. Any advances from a Federal Home Loan Bank must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

    The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the Federal Home Loan Banks can pay as dividends to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. The FHLB of Boston paid dividends on the Bank's capital stock of $121,000, $98,000 and $95,000 during the years ended September 30, 2000, 1999 and 1998, respectively. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank's net interest income would likely also be reduced.

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

    Under the Gramm-Leach-Bliley Act, membership in the Federal Home Loan Bank is now voluntary for all federally-chartered savings associations, such as the Bank. The Gramm-Leach-Bliley Act also replaces the existing redeemable stock structure of the Federal Home Loan Bank System with a capital structure that requires each Federal Home Loan Bank to meet a leverage limit and a risk-based permanent capital requirement. Two classes of stock are authorized: Class A (redeemable on 6-months notice) and Class B Update (redeemable on 5-years notice).

    NEW PRIVACY REGULATIONS. Pursuant to the Gramm-Leach-Bliley Act, the OTS has published final regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act. These regulations, effective as of November 13, 2000 with full compliance required by July 1, 2001, require each financial institution to adopt procedures to protect customers' "nonpublic personal information." The new regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer's "nonpublic personal information" to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank will be required to provide its customers with the ability to "opt-out" of having it share their personal information with unaffiliated third parties and not to disclose account numbers or access codes to nonaffiliated third parties for marketing purposes. The Bank currently has a privacy protection policy in place and intends to review and amend that policy, if necessary, for compliance with the regulations.

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

    For a description of certain restrictions on transactions between the Bank and its affiliates, including without limitation, the Company and the MHC, see "--Regulation of Federal Savings Associations--Transactions with Related Parties."

FEDERAL SECURITIES LAWS

    The Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

ITEM 2.  DESCRIPTION OF PROPERTY

    The following table sets forth certain information at September 30, 2000 regarding the Company's office facilities, which are owned by the Company and certain other information relating to its property at that date.

                                                                                           NET BOOK
                                                        YEAR COMPLETED   SQUARE FOOTAGE     VALUE
                                                        --------------   --------------   ----------
Main Office:    310 Broadway
                Revere, MA............................       1977            3,500        $2,530,000
Branch Office:  357 Beacham Avenue
                Chelsea, MA...........................       1998            1,800        $  491,000

    The Company has a cash dispensing ATM at Logan Airport, a cash dispensing ATM at 616 Winthrop Avenue, Revere, a cash dispensing ATM at 173 Commercial Street, Boston, a cash dispensing ATM at 270 Central Avenue, Chelsea, a cash dispensing ATM at 90 American Legion Highway, Revere and opened a branch office on December 21, 1998 in Chelsea, Massachusetts. At September 30, 2000, the net book value of the Company's computer equipment and other furniture, fixtures and equipment at its existing offices totaled $762,000. For more information, see note 5 of the Notes to Consolidated Financial Statements. Management believes that the Company's current facilities are adequate to meet the present and immediately foreseeable needs of the Company, the Bank and the MHC.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    Prior to the Reorganization and the Offering, the Bank was a mutual savings association and, therefore, no trading market for common stock existed as of the fiscal year ended September 30, 1998. On December 21, 1998, RFS Bancorp, Inc. common stock began trading on the over-the-counter market with quotations available through the OTC Bulletin Board under the symbol "RFED." The information set forth below was provided to management of the Company by certain securities firms effecting transactions in the Company's stock on an agency basis. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The price range of the common stock from the date the common stock began trading on December 21, 1998 was as follows:

                                                                  STOCK PRICE
                                                              -------------------
1999                                                            HIGH       LOW
----                                                          --------   --------
First Quarter...............................................   $ 9.75     $8.50
Second Quarter..............................................    10.25      8.25
Third Quarter...............................................     8.50      8.00
Fourth Quarter..............................................    10.75      7.25

                                                                  STOCK PRICE
                                                              -------------------
2000                                                            HIGH       LOW
----                                                          --------   --------
First Quarter...............................................   $10.50     $7.00
Second Quarter..............................................     9.25      6.75
Third Quarter...............................................     9.00      8.25
Fourth Quarter..............................................     9.00      8.25

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

                                                                     AT SEPTEMBER 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
SELECTED FINANCIAL DATA:
  Total assets..............................................  $136,944   $112,164   $89,468
  Loans, net................................................    85,546     72,460    46,852
  Investments(1)............................................    38,697     31,705    31,005
  Total deposits............................................    92,449     74,807    64,484
  FHLB advances.............................................    33,904     27,036    18,204
  Total equity..............................................    10,239     10,020     6,484
  Allowance for loan losses.................................       746        624       528
  Non-performing loans......................................        --          3       199
  Non-performing assets.....................................        --          3       199

                                                                    FOR THE YEAR ENDED
                                                                      SEPTEMBER 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
SELECTED OPERATING DATA:
  Interest and dividend income..............................   $8,918     $7,108     $6,577
  Interest expense..........................................    4,706      3,552      3,597
                                                               ------     ------     ------
  Net interest and dividend income..........................    4,212      3,556      2,980
  Provision for loan losses.................................      144        103        197
                                                               ------     ------     ------
  Net interest and dividend income after provision for loan
    losses..................................................    4,068      3,453      2,783
  Total noninterest income..................................      408        348        214
  Total noninterest expense.................................    3,612      3,225      2,533
                                                               ------     ------     ------
  Income before income taxes................................      864        576        464
  Income taxes..............................................      298        191        173
                                                               ------     ------     ------
  Net income................................................   $  566     $  385     $  291
                                                               ======     ======     ======
  Earnings per common share(4)..............................   $  .64
                                                               ------
  Earnings per common share, assuming dilution(4)...........   $  .64
                                                               ------

                                                        (footnotes on next page)

                                                                 AT OR FOR THE YEAR ENDED
                                                                       SEPTEMBER 30,
                                                              -------------------------------
                                                                2000       1999        1998
                                                              --------   ---------   --------
SELECTED FINANCIAL RATIOS AND OTHER DATA(2)
PERFORMANCE RATIOS:
Return on average assets....................................     0.46%        0.38%     0.33%
Return on average equity....................................     5.45         4.09      4.94
Average equity to average assets............................     8.35         9.39      6.66
Equity to total assets at end of period.....................     7.48         8.93      7.25
Interest rate spread........................................     3.09         3.37      3.14
Net interest margin.........................................     3.59         3.77      3.46
Average interest-earning assets to average interest-bearing
  liabilities...............................................   112.49       110.61    107.71
Total noninterest expense to average assets.................     2.90         3.22      2.86
Efficiency ratio(3).........................................    78.18        82.61     79.30

REGULATORY CAPITAL RATIOS: (BANK)
Tangible capital............................................     6.64         7.98      6.67
Core capital................................................     6.64         7.98      6.67
Risk-based capital..........................................    15.31        18.58     17.72

ASSET QUALITY RATIOS:
Non-performing loans as a percent of loans..................     0.00         0.00      0.42
Non-performing assets as a percent of total assets..........     0.00         0.00      0.22
Allowance for loan losses as a percent of loans.............     0.86         0.85      1.11
Allowance for loan losses as a percent of non-performing
  loans.....................................................     0.00    20,800.00    265.45

NUMBER OF:
Loans outstanding...........................................    1,137        1,284       857
Deposit accounts............................................    8,502        8,942     8,083
Full-service offices........................................        2            2         1
Full-time equivalent employees..............................       37           31        27

------------------------

(1) The Bank adopted Statement of Financial Accounting Standards ("SFAS")
    No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") as of September 30, 1994. Investments exclude FHLB Stock of $1.8 million, $1.5 million, and $1.5 million for the years ended
    September 30, 2000, September 30, 1999 and September 30, 1998, respectively.

(2) Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average daily balances during the indicated periods and are annualized where appropriate.

(3) The efficiency ratio represents the ratio of noninterest expenses divided by the sum of net interest and dividend income and noninterest income.

(4) Earnings per share data have not been presented for 1999 because such data would not be meaningful given the short period during which common stock was outstanding. Earnings per share data have not been presented for 1998 because the Company was a mutual institution at that time.

GENERAL

    Our operating results are primarily dependent upon net interest and dividend income. Net interest income is the difference between income earned on our loan and investment portfolios and our cost of funds which consists of interest paid on deposits and borrowings. Operating results are also affected by the provision for loan losses, securities sales activities and service charges on deposit accounts as well as other fees. Our operating expenses consist of salaries and employee benefits, occupancy and equipment expenses, professional fees as well as marketing and other expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates and government and regulatory policies.

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

    Presented below, as of September 30, 2000, is an analysis performed by the OTS of our interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points. Our exposure to interest rate risk results from the concentration of fixed rate mortgage loans in our portfolio.

                                                                                  NPV AS % OF PRESENT
                                               NET PORTFOLIO VALUE                  VALUE OF ASSETS
                                             -----------------------              --------------------
CHANGE IN RATES                               $ AMOUNT     $ CHANGE    % CHANGE   NPV RATIO   CHANGE*
---------------                              ----------   ----------   --------   ---------   -------
                                             (DOLLARS IN THOUSANDS)
 +400 bp...................................   $     --     $     --       --%           --%        --
 +300 bp...................................      4,342        7,888      -64          3.36       -545
 +200 bp...................................      6,909        5,321      -44          5.22       -359
 +100 bp...................................      9,585        2,646      -22          7.07       -174
   0 bp....................................     12,231                                8.81
-100 bp....................................     14,424        2,194      +18         10.18       +137
-200 bp....................................     15,597        3,726      +30         11.09       +228
-300 bp....................................     17,201        4,971      +41         11.79       +298
-400 bp....................................         --           --       --            --         --

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

AVERAGE BALANCES, INTEREST, YIELDS AND RATES

    The following tables set forth certain information relating to the Bank for the years ended September 30, 2000, 1999 and 1998, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include fees which are considered adjustments to yields.

                                                                 FOR THE YEAR ENDED SEPTEMBER 30,
                                 ------------------------------------------------------------------------------------------------
                                              2000                             1999                             1998
                                 ------------------------------   ------------------------------   ------------------------------
                                                       AVERAGE                          AVERAGE                          AVERAGE
                                 AVERAGE                YIELD/    AVERAGE                YIELD/    AVERAGE                YIELD/
                                 BALANCE    INTEREST     COST     BALANCE    INTEREST     COST     BALANCE    INTEREST     COST
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                                      (DOLLARS IN THOUSANDS)
ASSETS:
INTEREST-EARNING ASSETS:
  Interest-bearing deposits....  $    767   $    35      4.56%    $    585    $   17      2.91%    $   422     $   18      4.27%
  Federal funds sold...........     2,252       133      5.91        2,921       154      5.27       5,224        279      5.34
  Investment securities(1).....    36,548     2,522      6.90       31,904     2,120      6.64      35,445      2,473      6.98
  Loans(2).....................    77,744     6,228      8.01       59,016     4,817      8.16      45,043      3,807      8.45
                                 --------   -------               --------    ------               -------     ------
    Total interest-earning
      assets...................   117,311     8,918      7.60       94,426     7,108      7.53      86,134      6,577      7.64
                                            -------                           ------                           ------
  Noninterest-earning assets...     7,084                            5,757                           2,356
                                 --------                         --------                         -------
    Total assets...............  $124,395                         $100,183                         $88,490
                                 ========                         ========                         =======
LIABILITIES AND EQUITY:
INTEREST-BEARING LIABILITIES:
  NOW accounts.................  $  8,078   $    95      1.18%    $  6,646    $   56      0.84%    $ 4,329     $   47      1.09%
  Regular savings accounts.....    18,634       302      1.62       16,227       208      1.28      15,370        176      1.15
  Money market accounts........     2,730        83      3.04        2,225        68      3.06       1,645         51      3.10
  Time deposits................    43,489     2,311      5.31       39,980     2,093      5.24      35,766      2,011      5.62
                                 --------   -------               --------    ------               -------     ------
    Total interest-bearing
      deposits.................    72,931     2,791      3.83       65,078     2,425      3.73      57,110      2,285      4.00
  Advances from FHLB...........    31,353     1,915      6.11       20,292     1,127      5.55      22,858      1,312      5.74
                                 --------   -------               --------    ------               -------     ------
 Total interest-bearing
   liabilities.................   104,284     4,706      4.51       85,370     3,552      4.16      79,968      3,597      4.50
                                            -------                           ------                           ------
Demand deposits................     9,707                            4,919                           2,595
Other liabilities..............        15                              482                              32
                                 --------                         --------                         -------
    Total liabilities..........   114,006                           90,771                          82,595
Equity.........................    10,389                            9,412                           5,895
                                 --------                         --------                         -------
    Total liabilities and
      equity...................  $124,395                         $100,183                         $88,490
                                 ========                         ========                         =======
Net interest income............             $ 4,212                           $3,556                           $2,980
                                            =======                           ======                           ======
Net interest rate spread(3)....                          3.09%                            3.37%                            3.14%
                                                         ====                             ====                             ====
Net interest margin(4).........                          3.59%                            3.77%                            3.46%
                                                         ====                             ====                             ====
Ratio of interest-earning
  assets to interest-bearing
  liabilities..................    112.49%                          110.61%                         107.71%
                                 ========                         ========                         =======

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

                                               FOR THE YEAR ENDED                           FOR THE YEAR ENDED
                                               SEPTEMBER 30, 2000                           SEPTEMBER 30, 1999
                                             COMPARED TO YEAR ENDED                       COMPARED TO YEAR ENDED
                                               SEPTEMBER 30, 1999                           SEPTEMBER 30, 1998
                                     --------------------------------------       --------------------------------------
                                       INCREASE/(DECREASE)                          INCREASE/(DECREASE)
                                             DUE TO                                       DUE TO
                                     -----------------------                      -----------------------
                                      VOLUME          RATE           NET           VOLUME          RATE           NET
                                     --------       --------       --------       --------       --------       --------
                                                                       (IN THOUSANDS)
Interest-earning assets:
Interest-bearing deposits.....        $    6         $  12          $   18         $    6        $    (7)        $   (1)
Federal funds sold............           (37)           16             (21)          (122)            (3)          (125)
Investment securities.........           313            89             402           (240)          (113)          (353)
Loans, net....................         1,514          (103)          1,411          1,160           (150)         1,010
                                      ------         -----          ------         ------        -------         ------
Total interest-earning
  assets......................         1,796            14           1,810            804           (273)           531
                                      ------         -----          ------         ------        -------         ------
Interest-bearing liabilities:
NOW accounts..................            14            25              39             22            (13)             9
Regular savings accounts......            35            59              94             11             21             32
Money market accounts.........            15            --              15             18             (1)            17
Time deposits.................           187            31             218            227           (145)            82
                                      ------         -----          ------         ------        -------         ------
Total deposits................           251           115             366            278           (138)           140
FHLB advances.................           644           144             788           (143)           (42)          (185)
                                      ------         -----          ------         ------        -------         ------
Total interest-bearing
  liabilities.................           895           259           1,154            135           (180)           (45)
                                      ------         -----          ------         ------        -------         ------
Net change in net interest
  income......................        $  901         $(272)         $  656         $  669        $   (93)        $  576
                                      ======         =====          ======         ======        =======         ======

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999.

    The Company's total assets increased by $24.8 million or 22.1% to $136.9 million at September 30, 2000 from $112.2 million at September 30, 1999. The net increase in total assets is primarily attributable to a $7.0 million increase in investment securities and a $13.1 million increase in net loans. Total investment securities, excluding FHLB Stock, increased by $7.0 million or 22.1% to $38.7 million or 28.3% of total assets at September 30, 2000 as compared to $31.7 million or 28.3% of total assets at September 30, 1999. This increase is due primarily to the purchase of $2.5 million in mortgage-backed securities net, of the scheduled principal paydowns of mortgage-backed and asset-backed securities, and the purchase of $8.5 million of FHLB Bonds. Total net loans increased by $13.1 million or 18.1% to $85.5 million or 62.5% of total assets at September 30, 2000 as compared to $72.5 million or 64.6% of total assets at September 30, 1999. The Company's loan growth reflected the continued emphasis on commercial and commercial real estate lending.

    Total deposits increased by $17.6 million or 23.6% to $92.5 million at September 30, 2000 from $74.8 million at September 30, 1999. This increase was primarily the result of increased deposit growth from our Chelsea branch and ordinary deposit growth. Total FHLB advances increased by $6.9 million or 25.4% to $33.9 million at September 30, 2000 from $27.0 million at September 30, 1999 due to the Bank's need to fund increased loan originations. Total equity increased by $219,000 or 2.2% to $10.2 million at September 30, 2000 from $10.0 million at September 30, 1999 as a result of net income of $566,000, an increase of $24,000 in the net unrealized gain on securities and the repurchase of the Company's stock totaling $435,000.

COMPARISON OF THE OPERATING RESULTS FOR THE TWELVE MONTHS ENDED SEPTEMBER 30,
  2000 AND 1999.

    NET INCOME.  The Company's net income for the twelve months ended
September 30, 2000 was $566,000 as compared to $385,000 for the twelve months ended September 30, 1999. This $181,000 or 47.0% increase in net income during the period was the result of an increase of $1.8 million in interest and dividend income, an increase of $61,000 in other income, offset by an increase of $1.2 million in interest expense and an increase of $387,000 in operating expenses. The Company's continued expansion of its lending activities accounted for the increase in interest income, while its operating expenses increased due to the Company's planned expenditures in human and technological resources. The return on average assets for the twelve months ended September 30, 2000 was .46% compared to .38% for the twelve months ended September 30, 1999.

    INTEREST AND DIVIDEND INCOME. Total interest and dividend income increased by $1.8 million or 25.5% to $8.9 million for the twelve months ended
September 30, 2000 from $7.1 million for the twelve months ended September 30, 1999. The increase in interest and dividend income was a result of a higher level of commercial and commercial real estate loans. The average balance of net loans for the twelve months ended September 30, 2000 was $77.7 million compared to $59.0 million for the twelve months ended September 30, 1999. The average yield on net loans was 8.01% for the twelve months ended September 30, 2000 compared to 8.16% for the twelve months ended September 30, 1999. The average balance of investment securities for the twelve months ended September 30, 2000 was $36.5 million compared to $31.9 million for the twelve months ended September 30, 1999. The average yield on investment securities was 6.90% for the twelve months ended September 30, 2000 compared to 6.64% for the twelve months ended September 30, 1999.

    INTEREST EXPENSE. Interest expense increased by $1.2 million or 32.5% to $4.7 million for the twelve months ended September 30, 2000 from $3.6 million for the twelve months ended September 30, 1999. Average interest-bearing deposits increased by $7.8 million or 12.1% to $72.9 million for the twelve months ended September 30, 2000. Deposit balances have increased as a result of offering various deposit products with competitive rates. Accordingly, interest expense on deposits increased $366,000 or15.1% to $2.8 million during this period from $2.4 million during fiscal year 1999. Interest expense on advances from the Federal Home Loan Bank increased $788,000 or 69.9% to $1.9 million for the year ended September 30, 2000 from $1.1 million for the year ended September 30, 1999.

    NET INTEREST AND DIVIDEND INCOME. The Company's net interest and dividend income for the twelve months ended September 30, 2000 increased $656,000 or 18.4% to $4.2 million from $3.6 million for the twelve months ended
September 30, 1999. The increase is attributed to a combination of the $1.8 million increase in interest and dividend income and the $1.2 million increase in interest expense on deposits and borrowed funds.

    The average yield on interest earning assets increased 7 basis points to 7.60% for the twelve months ended September 30, 2000 from 7.53% for the twelve months ended September 30, 1999, while the average cost on interest-bearing liabilities increased by 35 basis points to 4.51% for the twelve months ended September 30, 2000 from 4.16% for the twelve months ended September 30, 1999. As a result of rising interest rates, the interest rate spread decreased to 3.09% for the twelve months ended September 30, 2000 from 3.37% for the twelve months ended September 30, 1999 and the net interest margin decreased to 3.59% from 3.77% during this period.

    PROVISION FOR LOAN LOSSES. The allowance for loan losses is maintained through the provision for loan losses which is a charge to operations. The provision reflects management's assessment of losses and is based on the perceived higher risks inherent in small business and commercial real estate lending as well as the growth of the loan portfolio. The Company considers many factors in determining the level of the provision for loan losses. Collateral value on a loan-by-loan basis, trends of loan delinquencies, risk classification identified in the Company's regular review of individual loans, and economic conditions are major factors in establishing the provision. The provision for loan losses increased by $41,000 or 39.8% to $144,000 for the twelve months ended
September 30, 2000 from $103,000 for the twelve months ended September 30, 1999. At September 30, 2000, the balance of the allowance for loan losses was $746,000 or .86% of total loans versus $624,000 or .85% of total loans at September 30, 1999.

    NONINTEREST INCOME. Total noninterest income increased by $61,000 or 17.6% to $408,000 for the twelve months ended September 30, 2000 from $347,000 for the twelve months ended September 30, 1999. The Bank anticipates increases to noninterest income as it continues to expand the volume of its deposit relationships. It is also the Bank's goal to increase its level of noninterest income by continually considering additional sources of revenue.

    NONINTEREST EXPENSE. Noninterest expense increased by $387,000 or 12.0% to $3.6 million for the twelve months ended September 30, 2000 from $3.2 million for the twelve months ended September 30, 1999. The increase resulted primarily from a general increase in operating expenses. Salaries and employee benefits, the largest component of noninterest expense, was $1.9 million for the twelve months ended September 30, 2000 as compared to $1.6 million for the twelve months ended September 30, 1999, an increase of $266,000 or 16.5%. This increase was primarily associated with approximately $311,000 in additional compensation expenses due to the addition of full time equivalent employees in our branch and lending and operations department, necessary to provide support for the Company's expanded lending and deposit activities resulting from the establishment of the Company's commercial lending department. During the period, professional fees decreased $32,000 to $253,000 or 11.1% while occupancy and equipment expense increased by $40,000 or 9.7% to $460,000 for the twelve months ended September 30, 2000 as compared to $419,000 for the twelve months ended September 30, 1999. Other increases were incurred in the areas of data processing and other expenses, primarily related to maintaining the Chelsea branch and the expansion of the Company's product lines and additional services.

    INCOME TAXES. The net provision for income taxes amounted to $298,000 for the year ended September 30, 2000 as compared to $191,000 for the year ended September 30, 1999, resulting in an effective tax rate of 34.5% for the period. The effective tax rate reflects the Company's utilization of a securities investment subsidiary to substantially reduce state income taxes.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND 1998.

    The Company's total assets increased by $22.7 million or 25.4% to $112.2 million at September 30, 1999 from $89.5 million at September 30, 1998. The net increase in total assets was primarily attributable to a $25.6 million increase in net loans. Total net loans increased by $25.6 million or 54.6% to $72.5 million or 64.6% of total assets at September 30, 1999 as compared to $46.9 million or 52.4% of total assets at September 30, 1998. The Company's loan growth reflected the continued emphasis on commercial and commercial real estate lending. Investment securities held by the Bank increased by $700,000 or 2.2% to $33.2 million at September 30, 1999 from $32.5 million at September 30, 1998. This increase was due primarily to the purchase of $8.9 million in mortgage-backed securities net of the scheduled principal paydowns of mortgage-backed and asset-backed securities.

    Total deposits increased by $10.3 million or 16.0% to $74.8 million at September 30, 1999 from $64.5 million at September 30, 1998. This increase was primarily the result of the opening of the Chelsea branch and ordinary deposit growth. Total FHLB advances increased by $8.8 million or 48.4% to $27.0 million at September 30, 1999 from $18.2 million at September 30, 1998 due to the Bank's need to fund increased loan originations. Total equity increased by $3.5 million or 53.8% to $10.0 million at September 30, 1999 from $6.5 million at September 30, 1998 as a result of $3.7 million raised from the sale of common stock, net income of $385,000 and a decrease of $75,000 in the net unrealized gain on securities.

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

    INTEREST EXPENSE. Interest expense decreased by $45,000 or 1.3% to $3.6 million for the twelve months ended September 30, 1999 from $3.6 million for the twelve months ended September 30, 1998. Average interest-bearing deposits increased by $8.0 million or 14.0% to $65.1 million for the twelve months ended September 30, 1999. Deposit balances increased as a result of offering various deposit products with competitive rates. Accordingly, interest expense on deposits increased $140,000 or 6.1% to $2.4 million during this period from $2.3 million during fiscal year 1998. Interest expense on advances from the Federal Home Loan Bank decreased $185,000 or 14.1% to $1.1 million for the year ended September 30, 1999 from $1.3 million for the year ended September 30, 1998.

    NET INTEREST AND DIVIDEND INCOME. The Company's net interest and dividend income for the twelve months ended September 30, 1999 increased $576,000 or 19.3% to $3.6 million from $3.0 million for the twelve months ended
September 30, 1998. The increase was attributed to a combination of the $531,000 increase in interest and dividend income and the $45,000 decrease in interest expense on deposits and borrowed funds.

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

    INCOME TAXES. The net provision for income taxes amounted to $191,000 for the year ended September 30, 1999 as compared to $173,000 for the year ended September 30, 1998, resulting in effective tax rate of 33.2% for the period. The effective tax rate reflected the Company's utilization of a securities investment subsidiary to substantially reduce state income taxes.

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

    Our primary investing activities are the origination of various types of loans and the purchase of debt and equity securities. During years ended September 30, 2000, 1999 and 1998, our loan originations totaled $30.2 million, $51.7 million and $29.7 million, respectively. These activities are funded primarily by deposit growth, principal repayment of loans, and interest and dividend income from debt and equity securities.

Loan sales provide an additional source of liquidity, totaling $956,000, $5.5 million and $8.4 million for the years ended September 30, 2000, 1999 and 1998, respectively.

    We experienced a net increase in total deposits of $17.6 million, $10.3 million and $9.0 million for the years ended September 30, 2000, 1999 and 1998, respectively. Deposit flows are affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors.

    We monitor our liquidity position on a daily basis. Excess short-term liquidity is usually invested in overnight federal funds sold. In the event we require funds beyond our ability to generate them internally, additional sources of funds are available through the use of FHLB advances. At September 30, 2000, we had $33.9 million outstanding in FHLB advances.

    Loan commitments totaled $4.0 million at September 30, 2000, comprised of $4.0 million at variable rates and $35,000 at fixed rates. We anticipate that we will have sufficient funds available to meet current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from September 30, 2000, totaled $30.3 million. Based upon this experience and our current pricing strategy, we believe that a significant portion of such deposits will remain with the Company.

    At September 30, 2000, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $9.1 million, or 6.64% to tangible assets, which is above the required level of $2.1 million, or 1.50% and total risk-based capital of $10.3 million, or 15.31% of adjusted assets, which is above the required level of $5.4 million, or 8.00%. See "Regulatory Capital Compliance" and "Regulation--Regulatory Capital Requirements."

    Our most liquid assets are cash, federal funds sold and interest-bearing demand accounts. The level of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2000, cash, federal funds sold and interest-bearing demand accounts totaled $6.0 million, or 4.4% of total assets.

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

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

    The Consolidated Financial Statements of RFS Bancorp, Inc. and Subsidiary are included in pages F-1 through F-24 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable

                                    PART III

ITEM 9.  DIRECTORS AND PRINCIPAL OFFICERS OF THE BANK AND THE COMPANY

    The information relating to Director and Executive Officers of the Company is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on January 17, 2001.

ITEM 10.  EXECUTIVE COMPENSATION

    The information relating to executive compensation is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on January 17, 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND   MANAGEMENT

    The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on January 17, 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information relating to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on January 17, 2001.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

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

                 10.1(a)         Form of Employee Stock Ownership Plan of RFS Bancorp, Inc.*

                 10.1(b)         Form of ESOP Trust Agreement*

                 10.2            Form of Executive Employment Agreement, by and between James
                                   J. McCarthy and Revere Federal Savings*

                 10.3            Form of Executive Employment Agreement, by and between
                                   Anthony J. Patti and Revere Federal Savings*

                 10.4            Amended and Restated Executive Employment Agreement Between
                                   Judith Tenaglia and Revere Federal Savings**

                 21.1            Subsidiaries of the Registrant*

                 23.1            Consent of Shatswell MacLeod & Company, P.C.

                 27.1            Financial Data Schedule (only filed in electronic format)***

------------------------

* Incorporated herein by reference to the Registration Statement on Form SB-2 (Registration No. 333-63083), as filed with the Securities and Exchange Commission on September 9, 1998, as amended.

** Incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, as filed with the Securities and Exchange Commission on February 14, 2000.

*** Filed in electronic format only.

    (b) Reports on Form 8-K.

    None.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       RFS BANCORP, INC.
                                                       By:
                                                       /S/ JAMES J. MCCARTHY
                                                       ---------------------------------------------
                                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
                                                       Director, President and
/s/ JAMES J. MCCARTHY                                  Chief Executive Officer
-------------------------------------------            (Principal executive         December 22, 2000
James J. McCarthy                                      officer)

/s/ ARNO P. BOMMER
-------------------------------------------            Chairman                     December 22, 2000
Arno P. Bommer

/s/ ERNEST F. BECKER
-------------------------------------------            Vice Chairman                December 22, 2000
Ernest F. Becker

/s/ JOHN J. VERRENGIA
-------------------------------------------            Director                     December 22, 2000
John J. Verrengia

/s/ ANTHONY R. CONTE
-------------------------------------------            Director                     December 22, 2000
Anthony R. Conte

/s/ CARMEN R. MATTUCHIO
-------------------------------------------            Director                     December 22, 2000
Carmen R. Mattuchio

/s/ J. MICHAEL O'BRIEN
-------------------------------------------            Director                     December 22, 2000
J. Michael O'Brien

/s/ THEODORE E. CHARLES
-------------------------------------------            Director                     December 22, 2000
Theodore E. Charles

/s/ ANTHONY J. PATTI                                   Executive Vice President
-------------------------------------------            and Chief Financial Officer  December 22, 2000
Anthony J. Patti                                       (Principal Accounting Officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Independent Auditors' Report................................    F-2

Consolidated Balance Sheets as of September 30, 2000 and
  1999......................................................    F-3

Consolidated Statements of Income for each of the years
  ended September 30, 2000, 1999 and 1998...................    F-4

Consolidated Statements of Changes in Stockholders' Equity
  for each of the years ended September 30, 2000, 1999 and
  1998......................................................    F-5

Consolidated Statements of Cash Flows for each of the years
  ended September 30, 2000, 1999 and 1998...................    F-6

Notes to Consolidated Financial Statements..................    F-7

The Board of Directors
RFS Bancorp, Inc.
Revere, Massachusetts

                          INDEPENDENT AUDITORS' REPORT

    We have audited the accompanying consolidated balance sheets of RFS Bancorp, Inc. and Subsidiary as of September 30, 2000 and 1999 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RFS Bancorp, Inc. and Subsidiary as of September 30, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2000, in conformity with generally accepted accounting principles.

                                          /s/ Shatswell, MacLeod & Company, P.C.

                                          SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
October 25, 2000

                        RFS BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                          SEPTEMBER 30, 2000 AND 1999

                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS
Cash and due from banks.....................................  $  2,115,557   $  1,530,348
Interest bearing demand deposits with other banks...........     2,813,640        967,714
Federal Home Loan Bank overnight deposits...................     1,096,114        930,839
                                                              ------------   ------------
      Cash and cash equivalents.............................     6,025,311      3,428,901
Investments in available-for-sale securities (at fair
  value)....................................................     6,806,395      5,630,449
Investments in held-to-maturity securities (fair values of
  $31,498,835 as of September 30, 2000 and $25,513,780 as of
  September 30, 1999).......................................    31,890,388     26,074,272
Federal Home Loan Bank stock, at cost.......................     1,811,000      1,517,000
Loans, net..................................................    85,546,024     72,460,876
Premises and equipment, net of depreciation and
  amortization..............................................     3,782,513      2,128,100
Accrued interest receivable.................................       808,006        640,399
Other assets................................................       273,937        283,634
                                                              ------------   ------------
      Total assets..........................................  $136,943,574   $112,163,631
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing.......................................  $ 13,038,805   $  7,042,617
  Interest-bearing..........................................    79,409,696     67,764,464
                                                              ------------   ------------
      Total deposits........................................    92,448,501     74,807,081
Federal Home Loan Bank advances.............................    33,903,992     27,036,209
Other liabilities...........................................       352,147        300,673
                                                              ------------   ------------
      Total liabilities.....................................   126,704,640    102,143,963
                                                              ------------   ------------
Stockholders' equity:
  Common stock, par value $.01 per share, authorized
    5,000,000 shares; issued 933,523 shares.................         9,335          9,335
  Paid-in capital...........................................     3,758,863      3,736,351
  Retained earnings.........................................     6,922,540      6,356,537
  Unearned shares, stock-based incentive plan (13,837 shares
    in 2000 and 17,550 shares in 1999, at cost).............      (162,469)      (168,799)
  Treasury stock (48,600 shares, at cost)...................      (434,941)
  Accumulated other comprehensive income....................       461,506        437,244
  Unallocated ESOP shares...................................      (315,900)      (351,000)
                                                              ------------   ------------
      Total stockholders' equity............................    10,238,934     10,019,668
                                                              ------------   ------------
      Total liabilities and stockholders' equity............  $136,943,574   $112,163,631
                                                              ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                        RFS BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                              2000         1999         1998
                                                           ----------   ----------   ----------
Interest income:
  Interest and fees on loans.............................  $6,227,700   $4,816,626   $3,806,711
  Interest and dividends on securities:
    Taxable interest and dividends.......................   2,522,305    2,119,677    2,473,406
  Other interest.........................................     168,422      171,694      297,287
                                                           ----------   ----------   ----------
      Total interest and dividend income.................   8,918,427    7,107,997    6,577,404
                                                           ----------   ----------   ----------
Interest expense:
  Interest on deposits:
    Savings deposits.....................................     302,086      208,119      176,506
    NOW accounts and MMDA deposits.......................     178,387      123,915       97,297
    Time deposits........................................   2,310,577    2,092,430    2,011,293
  Interest on Federal Home Loan Bank advances............   1,915,206    1,127,202    1,311,990
                                                           ----------   ----------   ----------
      Total interest expense.............................   4,706,256    3,551,666    3,597,086
                                                           ----------   ----------   ----------
      Net interest and dividend income...................   4,212,171    3,556,331    2,980,318
Provision for loan losses................................     144,000      102,500      197,000
                                                           ----------   ----------   ----------
      Net interest and dividend income after provision
        for loan losses..................................   4,068,171    3,453,831    2,783,318
                                                           ----------   ----------   ----------
Other income:
  Service charges on deposit accounts....................     154,233      177,992      134,348
  Other income...........................................     253,627      169,317       79,510
                                                           ----------   ----------   ----------
      Total other income.................................     407,860      347,309      213,858
                                                           ----------   ----------   ----------
Other expense:
  Salaries and employee benefits.........................   1,872,788    1,606,990    1,217,490
  Occupancy expense......................................     202,783      205,518      154,995
  Equipment expense......................................     256,765      213,567      149,015
  Advertising expense....................................      69,257       68,500      125,356
  Office supplies expense................................      79,148       95,256       97,918
  Data processing expense................................     225,128      200,364      157,787
  Professional fees......................................     253,460      285,011      212,683
  Other expense..........................................     652,439      549,441      417,836
                                                           ----------   ----------   ----------
      Total other expense................................   3,611,768    3,224,647    2,533,080
                                                           ----------   ----------   ----------
      Income before income taxes.........................     864,263      576,493      464,096
Income taxes.............................................     298,260      191,360      173,424
                                                           ----------   ----------   ----------
      Net income.........................................  $  566,003   $  385,133   $  290,672
                                                           ==========   ==========   ==========
Earnings per common share................................  $      .64
                                                           ==========
Earnings per common share, assuming dilution.............  $      .64
                                                           ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                        RFS BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                                               UNEARNED
                                                                                SHARES,                  ACCUMULATED
                                                                              STOCK-BASED                   OTHER       UNALLOCATED
                                         COMMON      PAID-IN      RETAINED     INCENTIVE    TREASURY    COMPREHENSIVE      ESOP
                                          STOCK      CAPITAL      EARNINGS       PLAN         STOCK        INCOME         SHARES
                                        ---------   ----------   ----------   -----------   ---------   -------------   -----------
Balance, September 30, 1997...........  $           $            $5,680,732    $            $             $358,495      $
Comprehensive income:
  Net income..........................                              290,672
  Net change in unrealized holding
    gain on available-for-sale
    securities, net of tax effect of
    $105,233..........................                                                                     154,207
      Comprehensive income............
                                        ---------   ----------   ----------    ---------    ---------     --------      ----------
Balance, September 30, 1998...........                            5,971,404                                512,702
Comprehensive income:
  Net income..........................                              385,133
  Net change in unrealized holding
    gain on available-for-sale
    securities, net of tax effect.....                                                                     (75,458)
      Comprehensive income............
Recognition and retention plan
  awards..............................                   5,790
Stock issued pursuant to initial
  common stock offering...............      9,335    3,730,561
Purchases of shares, stock-based
  incentive plan......................                                          (168,799)
Common stock acquired by ESOP.........                                                                                    (351,000)
                                        ---------   ----------   ----------    ---------    ---------     --------      ----------
Balance, September 30, 1999...........      9,335    3,736,351    6,356,537     (168,799)                  437,244        (351,000)
Comprehensive income:
  Net income..........................                              566,003
  Net change in unrealized holding
    gain on available-for-sale
    securities, net of tax effect.....                                                                      24,262
      Comprehensive income............
Recognition and retention plan
  awards..............................                  27,490
Distribution of shares, recognition
  and retention plan..................                  (6,330)                    6,330
Tax benefit for stock options.........                   1,352
ESOP shares released..................                                                                                      35,100
Purchases of treasury stock...........                                                       (434,941)
                                        ---------   ----------   ----------    ---------    ---------     --------      ----------
Balance, September 30, 2000...........  $   9,335   $3,758,863   $6,922,540    $(162,469)   $(434,941)    $461,506      $ (315,900)
                                        =========   ==========   ==========    =========    =========     ========      ==========


                                           TOTAL
                                        -----------
Balance, September 30, 1997...........  $ 6,039,227
Comprehensive income:
  Net income..........................
  Net change in unrealized holding
    gain on available-for-sale
    securities, net of tax effect of
    $105,233..........................
      Comprehensive income............      444,879
                                        -----------
Balance, September 30, 1998...........    6,484,106
Comprehensive income:
  Net income..........................
  Net change in unrealized holding
    gain on available-for-sale
    securities, net of tax effect.....
      Comprehensive income............      309,675
Recognition and retention plan
  awards..............................        5,790
Stock issued pursuant to initial
  common stock offering...............    3,739,896
Purchases of shares, stock-based
  incentive plan......................     (168,799)
Common stock acquired by ESOP.........     (351,000)
                                        -----------
Balance, September 30, 1999...........   10,019,668
Comprehensive income:
  Net income..........................
  Net change in unrealized holding
    gain on available-for-sale
    securities, net of tax effect.....
      Comprehensive income............      590,265
Recognition and retention plan
  awards..............................       27,490
Distribution of shares, recognition
  and retention plan..................
Tax benefit for stock options.........        1,352
ESOP shares released..................       35,100
Purchases of treasury stock...........     (434,941)
                                        -----------
Balance, September 30, 2000...........  $10,238,934
                                        ===========

Reclassification disclosure for the years ended September 30:

                                                                2000       1999
                                                              --------   ---------
Net unrealized gains (losses) on available-for-sale
  securities................................................  $41,831    $(118,081)
Reclassification adjustment for realized gains or losses in
  net income................................................
                                                              -------    ---------
    Other comprehensive income (loss) before income tax
     effect.................................................   41,831     (118,081)
Income tax (expense) benefit................................  (17,569)      42,623
                                                              -------    ---------
    Other comprehensive income (loss), net of tax...........  $24,262    $ (75,458)
                                                              =======    =========

Accumulated other comprehensive income as of September 30, 2000, 1999 and 1998 consists of net unrealized holding gains on available-for-sale securities, net of taxes.

  The accompanying notes are an integral part of these consolidated financial statements.

                        RFS BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                                  2000           1999           1998
                                                              ------------   ------------   ------------
Cash flows from operating activities:
  Net income................................................  $    566,003   $    385,133   $    290,672
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Amortization, net of accretion of securities..........         6,677         65,374         39,381
      Net (increase) decrease in loans held-for-sale........                      235,000       (235,000)
      Change in deferred loan origination fees, net.........        60,312         30,558        (12,881)
      Provision for loan losses.............................       144,000        102,500        197,000
      (Gain) loss on sales of loans, net....................         6,842        (36,165)        10,757
      Depreciation and amortization.........................       246,368        215,216        156,451
      (Increase) decrease in interest receivable............      (167,607)      (121,054)       182,797
      (Increase) decrease in prepaid expenses...............        58,391        115,740       (252,461)
      (Increase) decrease in other assets...................         4,936        (42,332)        (1,018)
      Increase (decrease) in interest payable...............       184,862          2,154         (2,786)
      Increase in accrued expenses..........................        12,528         38,672         40,280
      Deferred tax benefit..................................       (55,160)       (96,910)       (67,823)
      Increase (decrease) in taxes payable..................       (56,698)        49,118       (169,810)
      Increase (decrease) in other liabilities..............      (103,905)        89,706         (8,022)
      ESOP shares released..................................        35,100
      Recognition and retention plan........................        27,490          5,790
                                                              ------------   ------------   ------------
  Net cash provided by operating activities.................       970,139      1,038,500        167,537
                                                              ------------   ------------   ------------
Cash flows from investing activities:
  Purchases of available-for-sale securities................    (1,523,705)    (4,907,862)
  Proceeds from maturities of available-for-sale
    securities..............................................       419,181         58,656
  Purchases of held-to-maturity securities..................    (9,462,084)    (4,021,250)    (5,499,960)
  Proceeds from maturities of held-to-maturity securities...     3,609,700      7,987,683     15,504,274
  Purchases of Federal Home Loan Bank stock.................      (294,000)                     (111,600)
  Net increase in loans.....................................   (14,245,785)   (31,507,589)   (14,045,546)
  Recoveries of loans previously charged-off................           325          2,505
  Proceeds from sales of loans..............................       949,158      5,564,440      8,408,678
  Capital expenditures......................................    (1,900,781)    (1,091,499)      (456,381)
                                                              ------------   ------------   ------------
  Net cash provided by (used in) investing activities.......   (22,447,991)   (27,914,916)     3,799,465
                                                              ------------   ------------   ------------
Cash flows from financing activities:
  Net increase in demand deposits, savings and NOW
    accounts................................................    13,014,818      6,966,750      6,142,044
  Net increase in time deposits.............................     4,626,602      3,356,620      2,889,393
  Proceeds from Federal Home Loan Bank long-term advances...    63,491,000     10,000,000     12,500,000
  Repayments of Federal Home Loan Bank long-term advances...   (56,623,217)    (1,167,941)   (19,400,270)
  Proceeds from issuance of common stock....................                    4,387,560
  Costs related to issuance of common stock.................                     (647,664)
  Common stock acquired by ESOP.............................                     (351,000)
  Purchases of treasury stock...............................      (434,941)
  Purchases of shares, stock-based incentive plan...........                     (168,799)
                                                              ------------   ------------   ------------
  Net cash provided by financing activities.................    24,074,262     22,375,526      2,131,167
                                                              ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents........     2,596,410     (4,500,890)     6,098,169
Cash and cash equivalents at beginning of period............     3,428,901      7,929,791      1,831,622
                                                              ------------   ------------   ------------
Cash and cash equivalents at end of period..................  $  6,025,311   $  3,428,901   $  7,929,791
                                                              ============   ============   ============
Supplemental disclosures:
  Interest paid.............................................  $  4,521,394   $  3,549,512   $  3,599,872
  Income taxes (received) paid..............................       410,118        239,152        411,057

  The accompanying notes are an integral part of these consolidated financial statements.

                        RFS BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 1--NATURE OF OPERATIONS

    RFS Bancorp, Inc. (the "Company") is a federally chartered stock holding company for Revere Federal Savings Bank (the "Bank"), a federally chartered stock savings association which conducts business from its main office located in Revere, Massachusetts and a branch office located in Chelsea, Massachusetts. On December 18, 1998, the Bank, under an Agreement and Plan of Reorganization, reorganized into a "two tiered" mutual holding company structure (the "Reorganization"). Under the Reorganization, (1) the Bank formed Revere, MHC (the "MHC"), a federal mutual holding company, which is the majority owner of the Company; (2) the Bank converted from a federally chartered mutual savings association, called Revere Federal Savings and Loan Association, to a federally chartered stock savings association and issued 100% of its capital stock to the Company; and (3) the Company issued shares of its common stock, $0.01 per share (the "Common Stock") to the public at a price of $10.00 per share in a subscription offering (the "Offering") to eligible members of the Bank and to the Company's Employee Stock Ownership Plan ("ESOP"). In the Offering 438,756 shares of the Company's common stock, or 47% of the shares issued in the Reorganization, were sold to the public and 494,767 shares were issued to the MHC, or 53% of the shares issued in the Reorganization. The Company's sole business activity consists of the business of the Bank. Revere Federal Savings Bank was incorporated in 1901.

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

                        RFS BANCORP, INC. AND SUBSIDIARY

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 2--ACCOUNTING POLICIES (CONTINUED)
CASH AND CASH EQUIVALENTS:

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks and Federal Home Loan Bank overnight deposits.

    Cash and due from banks as of September 30, 2000 and 1999 includes $415,000 and $247,000, respectively which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

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

    - Held-to-maturity securities are measured at amortized cost in the balance sheet. Unrealized holding gains and losses are not included in earnings or in a separate component of capital. They are merely disclosed in the notes to the consolidated financial statements.

    - Available-for-sale securities are carried at fair value on the balance sheet. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized.

    - Trading securities are carried at fair value on the balance sheet. Unrealized holding gains and losses for trading securities are included in earnings.

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

                        RFS BANCORP, INC. AND SUBSIDIARY

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 2--ACCOUNTING POLICIES (CONTINUED)
    Cash receipts of interest income on impaired loans is credited to principal to the extent necessary to eliminate doubt as to the collectibility of the net carrying amount of the loan. Some or all of the cash receipts of interest income on impaired loans is recognized as interest income if the remaining net carrying amount of the loan is deemed to be fully collectible. When recognition of interest income on an impaired loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate. Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.

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

                        RFS BANCORP, INC. AND SUBSIDIARY

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 2--ACCOUNTING POLICIES (CONTINUED)
LOAN SERVICING:

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

                        RFS BANCORP, INC. AND SUBSIDIARY

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 2--ACCOUNTING POLICIES (CONTINUED)
FAIR VALUES OF FINANCIAL INSTRUMENTS:

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

                        RFS BANCORP, INC. AND SUBSIDIARY

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 2--ACCOUNTING POLICIES (CONTINUED)
EARNINGS PER SHARE:

    Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share" is effective for periods ending after December 15, 1997. SFAS No. 128 simplifies the standards of computing earnings per share (EPS) previously found in APB Opinion No. 15. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

    Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15.

    The Company has computed and presented EPS for the year ended September 30, 2000 in accordance with SFAS No. 128. EPS as so computed does not differ materially from EPS that would have resulted if APB Opinion No. 15 had been applied.

NOTE 3--INVESTMENTS IN SECURITIES

    Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values are as follows:

                                                                  GROSS        GROSS
                                                   AMORTIZED    UNREALIZED   UNREALIZED
                                                      COST       HOLDING      HOLDING        FAIR
                                                     BASIS        GAINS        LOSSES       VALUE
                                                   ----------   ----------   ----------   ----------
Available-for-sale securities(1):
  September 30, 2000:
    Mortgage-backed securities...................  $5,986,825    $            $156,424    $5,830,401
      Marketable equity securities...............      23,870     952,124                    975,994
                                                   ----------    --------     --------    ----------
                                                   $6,010,695    $952,124     $156,424    $6,806,395
                                                   ==========    ========     ========    ==========

September 30, 1999:
    Mortgage-backed securities...................  $4,852,710    $            $160,769    $4,691,941
    Marketable equity securities.................      23,870     914,638                    938,508
                                                   ----------    --------     --------    ----------
                                                   $4,876,580    $914,638     $160,769    $5,630,449
                                                   ==========    ========     ========    ==========

                        RFS BANCORP, INC. AND SUBSIDIARY

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 3--INVESTMENTS IN SECURITIES (CONTINUED)

                                                                 GROSS        GROSS
                                                  AMORTIZED    UNREALIZED   UNREALIZED
                                                    COST        HOLDING      HOLDING        FAIR
                                                    BASIS        GAINS        LOSSES        VALUE
                                                 -----------   ----------   ----------   -----------
Held-to-maturity securities:
  September 30, 2000:
    Debt securities issued by the U.S. Treasury
      and other U.S. government corporations
      and agencies.............................  $12,487,006    $113,565    $ 296,670    $12,303,901
    Mortgage-backed securities.................   17,139,124      64,023      318,208     16,884,939
    Asset-backed securities....................    2,239,258      45,737                   2,284,995
    Foreign debt securities....................       25,000                                  25,000
                                                 -----------    --------    ---------    -----------
                                                 $31,890,388    $223,325    $ 614,878    $31,498,835
                                                 ===========    ========    =========    ===========

September 30, 1999:
    Debt securities issued by the U.S. Treasury
      and other U.S. government corporations
      and agencies.............................  $ 4,000,000    $           $ 267,340    $ 3,732,660
    Mortgage-backed securities.................   18,817,900     100,486      367,964     18,550,422
    Asset-backed securities....................    3,256,372      59,111       84,785      3,230,698
                                                 -----------    --------    ---------    -----------
                                                 $26,074,272    $159,597    $ 720,089    $25,513,780
                                                 ===========    ========    =========    ===========

------------------------

(1) Marketable equity securities consists of common stock issued by government-sponsored agencies.

    Mortgage-backed securities are issued by GNMA, FHLMC or FNMA, and are backed by fixed-rate mortgages. Asset-backed securities are SBA loan pools.

    The scheduled maturities of held-to-maturity securities were as follows as of September 30, 2000:

                                                      AMORTIZED
                                                        COST          FAIR
                                                        BASIS         VALUE
                                                     -----------   -----------
Debt securities other than mortgage-backed and
  asset-backed securities:
  Due in one to five years.........................  $ 8,512,006   $ 8,608,901
  Due after five years through ten years...........    1,000,000       951,600
  Due after ten years..............................    3,000,000     2,768,400
Mortgage-backed securities.........................   17,139,124    16,884,939
Asset-backed securities............................    2,239,258     2,284,995
                                                     -----------   -----------
                                                     $31,890,388   $31,498,835
                                                     ===========   ===========

    For the years ended September 30, 2000, 1999 and 1998, there were no sales of available-for-sale securities.

                        RFS BANCORP, INC. AND SUBSIDIARY

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 3--INVESTMENTS IN SECURITIES (CONTINUED)
    During the years ended September 30, 2000, 1999 and 1998 no held-to-maturity securities were sold or transferred.

    The Company had no investments in securities, other than U.S. Treasury and agency securities, with an aggregate amortized cost basis and fair value which exceeded 10% of stockholders' equity as of September 30, 2000.

    Total carrying amounts of $7,813,710 and $8,280,168 of debt securities were pledged to secure certain time deposits, $100,000 and over, received from customers as of September 30, 2000 and 1999, respectively.

NOTE 4--LOANS

    Loans consisted of the following as of September 30:

                                                        2000          1999
                                                     -----------   -----------
Mortgage loans:
  One to four family...............................  $50,225,754   $47,171,861
  Commercial real estate...........................   18,251,622    13,252,071
  Construction and land............................    4,471,944     2,192,100
                                                     -----------   -----------
    Total mortgage loans...........................   72,949,320    62,616,032
                                                     -----------   -----------
Commercial loans...................................    6,688,790     5,937,447
                                                     -----------   -----------
Consumer loans:
  Home equity lines................................    5,280,868     3,650,061
  Secured by deposit accounts......................      619,553       561,101
  Auto loans.......................................      691,740       300,379
  Other consumer loans.............................      212,812       110,009
                                                     -----------   -----------
    Total consumer loans...........................    6,804,973     4,621,550
                                                     -----------   -----------
      Total loans receivable.......................   86,443,083    73,175,029
Allowance for loan losses..........................     (746,161)     (623,567)
Deferred loan origination fees, net................     (150,898)      (90,586)
                                                     -----------   -----------
        Net loans..................................  $85,546,024   $72,460,876
                                                     ===========   ===========

    Certain directors and executive officers of the Company were customers of the Bank during the year ended September 30, 2000. As of September 30, 2000 total loans to such persons and their companies amounted to $225,763. During the year ended September 30, 2000 total payments amounted to $70,723 and total principal advances amounted to $12,189.

                        RFS BANCORP, INC. AND SUBSIDIARY

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 4--LOANS (CONTINUED)
    Changes in the allowance for loan losses were as follows for the years ended September 30:

                                                  2000       1999       1998
                                                --------   --------   --------
Balance at beginning of period................  $623,567   $528,250   $376,854
Loans charged off.............................   (21,731)    (9,688)   (45,604)
Recoveries of loans previously charged off....       325      2,505
Provision for loan losses.....................   144,000    102,500    197,000
                                                --------   --------   --------
Balance at end of period......................  $746,161   $623,567   $528,250
                                                ========   ========   ========

    During the years ended September 30, 2000 and 1999, the Company had no loans that met the definition of an impaired loan in Statement of Financial Accounting Standards No. 114. There were no impaired loans outstanding as of September 30, 2000 and 1999.

    In the fiscal years ending September 30, 2000 and 1999 the Company sold mortgage loans totaling approximately $956,000 and $5,528,000, respectively and retained the servicing rights. The fair value of those rights under SFAS
No. 125 has been recognized in the consolidated financial statements for the year ended September 30, 2000 and 1999. The fair value of such rights as of September 30, 1998 was not recognized due to immateriality.

    The balance of capitalized servicing rights, net of valuation allowances, included in other assets at September 30, 2000 and 1999 was $38,293 and $41,401, respectively. The fair value of these rights were equal to their carrying amounts. The following summarizes for the years ended September 30, 2000 and 1999 mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances:

                                                              2000       1999
                                                            --------   --------
Mortgage servicing rights capitalized.....................  $ 8,370    $48,549
                                                            =======    =======
Mortgage servicing rights amortized.......................  $11,478    $ 7,148
                                                            =======    =======
Valuation allowances:
  Balances at beginning of year...........................  $     0    $     0
    Additions.............................................        0          0
    Reductions............................................        0          0
    Write-downs...........................................        0          0
                                                            -------    -------
Balances at end of year...................................  $     0    $     0
                                                            =======    =======

                        RFS BANCORP, INC. AND SUBSIDIARY

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 5--PREMISES AND EQUIPMENT, NET OF DEPRECIATION AND AMORTIZATION

    The following is a summary of premises and equipment as of September 30:

                                                        2000          1999
                                                     -----------   -----------
Land...............................................  $   755,125   $   649,174
Buildings..........................................    2,732,806     1,390,991
Furniture and equipment............................    1,595,222     1,142,207
                                                     -----------   -----------
                                                       5,083,153     3,182,372
Accumulated depreciation and amortization..........   (1,300,640)   (1,054,272)
                                                     -----------   -----------
                                                     $ 3,782,513   $ 2,128,100
                                                     ===========   ===========

NOTE 6--DEPOSITS

    The aggregate amount of time deposit accounts in denominations of $100,000 or more, was $16,610,175 and $14,351,565 as of September 30, 2000 and 1999,
respectively.

    For time deposits as of September 30, 2000, the scheduled maturities for each of the following five years ended as of September 30 are:

2001........................................................  $30,317,218
2002........................................................   14,080,767
2003........................................................      186,245
2004........................................................      279,316
2005........................................................      727,072
                                                              -----------
                                                              $45,590,618
                                                              ===========

NOTE 7--FEDERAL HOME LOAN BANK ADVANCES

    Advances consist of funds borrowed from the Federal Home Loan Bank (FHLB).

    Maturities of advances from the FHLB for the five fiscal years ending after September 30, 2000 are summarized as follows:

                                                 INTEREST RATE RANGE     AMOUNT
                                                 -------------------   -----------
2001...........................................   5.36% - 6.88%        $25,307,569
2002...........................................   5.36% - 6.64%          5,891,488
2003...........................................   5.36% - 6.64%          1,476,739
2004...........................................   5.64% - 6.64%            671,748
2005...........................................       6.64%                556,448
                                                                       -----------
                                                                       $33,903,992
                                                                       ===========

    Amortizing advances are being repaid in equal monthly payments and are being amortized from the date of the advance to the maturity date on a direct reduction basis.

                        RFS BANCORP, INC. AND SUBSIDIARY

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 7--FEDERAL HOME LOAN BANK ADVANCES (CONTINUED)
    Advances are secured by the Company's stock in that institution, its residential real estate mortgage portfolio and the remaining U.S. government and agencies obligations not otherwise pledged.

NOTE 8--INCOME TAXES

    The components of income tax expense are as follows for the years ended September 30:

                                                  2000       1999       1998
                                                --------   --------   --------
Current:
  Federal.....................................  $350,089   $253,197   $215,051
  State.......................................     3,331     35,073     26,196
                                                --------   --------   --------
                                                 353,420    288,270    241,247
                                                --------   --------   --------
Deferred:
  Federal.....................................   (41,010)   (74,197)   (51,423)
  State.......................................   (14,150)   (22,713)   (16,400)
                                                --------   --------   --------
                                                 (55,160)   (96,910)   (67,823)
                                                --------   --------   --------
      Total income tax expense................  $298,260   $191,360   $173,424
                                                ========   ========   ========

    The following reconciles the income tax provision from the statutory rate to the amount reported in the consolidated statements of income for the years ended September 30:

                                                       2000          1999          1998
                                                     --------      --------      --------
                                                       % OF          % OF          % OF
                                                      INCOME        INCOME        INCOME
                                                     --------      --------      --------
Federal income tax at statutory rate...............    34.0%         34.0%         34.0%
Increase (decrease) in tax resulting from:
  Dividends received deduction.....................     (.3)          (.4)          (.4)
  Unallowable expenses and other adjustments.......      .6          (1.4)          1.9
State tax, net of federal tax benefit..............      .2           1.0           1.9
                                                       ----          ----          ----
      Effective tax rates..........................    34.5%         33.2%         37.4%
                                                       ====          ====          ====

                        RFS BANCORP, INC. AND SUBSIDIARY

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 8--INCOME TAXES (CONTINUED)
    The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of September 30:

                                                          2000        1999
                                                        ---------   ---------
Deferred tax assets:
  Allowance for loan losses...........................  $ 291,616   $ 234,543
  Interest on non-performing loans....................      3,121         135
  Loan origination fees...............................    128,174      87,432
  Investment writedown................................      1,508       1,508
  Depreciation........................................     36,907      42,721
  Accrued pension expense.............................      6,340      12,279
  Other...............................................     10,052      27,883
                                                        ---------   ---------
      Gross deferred tax assets.......................    477,718     406,501
                                                        ---------   ---------

Deferred tax liabilities:
  Net unrealized holding gain on available-for-sale
    securities........................................   (334,194)   (316,625)
  Deferred loan costs.................................    (66,539)    (50,482)
                                                        ---------   ---------
      Gross deferred tax liabilities..................   (400,733)   (367,107)
                                                        ---------   ---------
Net deferred tax assets...............................  $  76,985   $  39,394
                                                        =========   =========

    Deferred tax assets as of September 30, 2000 and 1999 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred tax assets will be realized.

    As of September 30, 2000, the Company had no operating loss and tax credit carryovers for tax purposes.

    In prior years, the Company was allowed a special tax-basis bad debt deduction under certain provisions of the Internal Revenue Code. As a result, retained earnings of the Company as of September 30, 2000 includes approximately $1,111,595 for which federal and state income taxes have not been provided. Under the provisions of recent federal income tax legislation, if the Company no longer qualifies as a bank as defined in certain provision of the Internal Revenue Code, this amount will be subject to recapture in taxable income ratably over six (6) years, subject to a combined federal and state tax rate of approximately 41%.

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

                        RFS BANCORP, INC. AND SUBSIDIARY

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 9--FINANCIAL INSTRUMENTS (CONTINUED)
The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

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

    Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of September 30:

                                                        2000          1999
                                                     -----------   -----------
Commitments to originate loans.....................  $ 4,014,000   $ 5,476,800
Unadvanced funds on construction loans.............    3,112,277     1,266,895
Unadvanced funds on home equity lines of credit....    4,241,631     3,434,954
Unadvanced funds on commercial lines of credit.....    2,038,470     1,238,035
Unadvanced funds on consumer lines of credit.......      124,389        98,303
Standby letters of credit..........................       50,000        50,000
                                                     -----------   -----------
                                                     $13,580,767   $11,564,987
                                                     ===========   ===========

    The estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows as of September 30:

                                                      2000                        1999
                                            -------------------------   -------------------------
                                             CARRYING                    CARRYING
                                              AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                            -----------   -----------   -----------   -----------
Financial assets:
  Cash and cash equivalents...............  $ 6,025,311   $ 6,025,311   $ 3,428,901   $ 3,428,901
  Available-for-sale securities...........    6,806,395     6,806,395     5,630,449     5,630,449
  Held-to-maturity securities.............   31,890,388    31,498,835    26,074,272    25,513,780
  Federal Home Loan Bank stock............    1,811,000     1,811,000     1,517,000     1,517,000
  Loans, net..............................   85,546,024    83,743,000    72,460,876    71,415,000
  Accrued interest receivable.............      808,006       808,006       640,399       640,399

Financial liabilities:
  Deposits................................   92,448,501    93,078,000    74,807,081    75,173,000
  Federal Home Loan Bank advances.........   33,903,992    33,700,000    27,036,209    26,962,000

                        RFS BANCORP, INC. AND SUBSIDIARY

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 9--FINANCIAL INSTRUMENTS (CONTINUED)
    The carrying amounts of financial instruments shown in the above tables are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

    The Company has no derivative financial instruments subject to the provisions of SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments."

NOTE 10--PENSION PLAN AND BENEFITS

DEFINED BENEFIT PENSION PLAN

    The Company is a member of a multi-employer comprehensive retirement program sponsored by Financial Institutions Retirement Fund. The program is a non-contributory defined benefit plan available to each employee meeting service and age requirements. Employees are eligible to participate in the plan after the completion of 12 consecutive months of employment with the Company and the attainment of age 21. Hourly paid employees are excluded from participation in the plan. The expenses for the defined benefit plan were $52,000, $0 and $26,895 for the years ended September 30, 2000, 1999 and 1998, respectively.

401(K) PLAN

    The Company sponsors a 401(k) plan and matches employee contributions to the plan at 50% of participants' contributions up to 10% of their W-2 salary. The expenses for the 401(k) plan were $47,121, $39,444 and $29,889 for the years ended September 30, 2000, 1999 and 1998, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

    As of December 18, 1998 the Company implemented a tax-qualified employee stock ownership plan ("ESOP") in connection with the reorganization discussed in
Note 13. Employees with at least one year of employment with the Bank and who have attained age 21 are eligible to participate. As part of the reorganization, the ESOP borrowed funds from the Company and used those funds to purchase a number of shares equal to up to 8% of the Common Stock sold in the Offering. Collateral for the loan is the Common Stock purchased by the ESOP. The loan will be repaid principally from the Bank's contributions to the ESOP over a period of ten years. The interest rate for the loan is 8%.

    Shares purchased by the ESOP are held in a suspense account pending allocation among eligible participants on an annual basis as the loan is repaid. The ESOP releases the shares held in the suspense account in an amount proportional to the repayment of the ESOP loan and allocates them among ESOP participants on the basis of compensation in the year of allocation. Participants in the ESOP receive credit for service prior to the effective date of the ESOP. A participant becomes 100% vested in his benefits after five years of service with the Bank or upon normal retirement (as defined in the ESOP), disability or death. A participant who terminates employment for reasons other than death, retirement, or disability prior to completing five years of service with the Bank forfeits his ESOP benefits. Benefits are payable in the form of Common Stock and/or cash upon death, retirement, disability or separation from service. The Bank's contributions to the ESOP are subject to the loan terms and federal income tax law limits, and therefore, the aggregate dollar amount of the benefits payable under the ESOP cannot be estimated at this time.

                        RFS BANCORP, INC. AND SUBSIDIARY

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 10--PENSION PLAN AND BENEFITS (CONTINUED)

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

    Any shares of the Company purchased by the ESOP are subject to the accounting specified by the American Institute of CPA's Statement of Position 93-6. Under the statement, as any shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares are outstanding for earnings-per-share computations. Also, as the shares are released, the related dividends are recorded as a reduction of retained earnings and dividends on the allocated shares are recorded as a reduction of debt and accrued interest.

    The ESOP shares were as follows as of September 30:

                                                            2000       1999
                                                          --------   --------
Allocated shares........................................     4,008          0
Committed to be released shares.........................     4,250      4,008
Unreleased shares.......................................    26,842     31,092
                                                          --------   --------
                                                            35,100     35,100
                                                          ========   ========
Fair value of unreleased shares.........................  $221,447   $326,466
                                                          ========   ========

    Annual contributions to the plan are discretionary. Contributions to the ESOP Plan by the Bank were $35,100 for the years ended September 30, 2000 and 1999 and ESOP compensation expense was $40,856 and $35,886, respectively.

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

                        RFS BANCORP, INC. AND SUBSIDIARY

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 10--PENSION PLAN AND BENEFITS (CONTINUED)
STOCK OPTIONS GRANTED TO ELIGIBLE DIRECTORS

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

    The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income for the years ended September 30, 2000 and 1999 would have been reduced to the pro forma amounts indicated below:

                                                            2000       1999
                                                          --------   --------
Net income    As reported...............................  $566,003   $385,133
              Pro forma.................................  $535,803   $378,460

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended September 30, 2000 and 1999: dividend yield of 0 percent; expected volatility of 36.5 percent, risk-free interest rate of 5.13 and 6.03 percent, respectively; and expected life of 8 years.

    A summary of the status of the Company's stock option plan as of September 30, and changes during the years ending on that date is presented below:

                                                               2000                        1999
                                                     -------------------------   -------------------------
                                                      SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                                                     --------   --------------   --------   --------------
Outstanding at beginning of year...................   39,926        $7.25              0
Granted............................................    1,645         7.625        39,926         $7.25
Exercised..........................................        0                           0
Forfeited..........................................        0                           0
                                                      ------                      ------

Outstanding at end of year.........................   41,571        $7.265        39,926         $7.25
                                                      ======                      ======
Options exercisable at year-end....................    9,296                        None
Weighted-average fair value of options granted
  during the year..................................   $ 3.95                      $ 3.88
                                                                                  ======

                        RFS BANCORP, INC. AND SUBSIDIARY

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 10--PENSION PLAN AND BENEFITS (CONTINUED)
    The following table summarizes information about stock options outstanding as of September 30, 2000:

                   OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
---------------------------------------------------------   -------------------------------
       NUMBER           WEIGHTED-AVERAGE                                NUMBER
     OUTSTANDING           REMAINING                                  EXERCISABLE
   AS OF 09/30/00       CONTRACTUAL LIFE   EXERCISE PRICE   AS OF 09/30/00   EXERCISE PRICE
   --------------       ----------------   --------------   --------------   --------------
   41,571                8.77 years            $7.265            9,296            $7.25

RECOGNITION AND RETENTION PLAN

    On March 17, 1999, the Company adopted the RFS Bancorp, Inc. 1999 Recognition and Retention Plan. The Company established the Revere Federal Savings Bank Recognition and Retention Trust and contributes, or causes to be contributed, to the Trust, from time to time, common stock of the Company and amounts of money. In no event shall the assets of the Trust be used to purchase more than 17,550 shares of Company common stock. In its discretion, the Company may grant awards of restricted stock to officers and employees. Each award will become vested and distributable at a rate of 20% on each anniversary date of the grant and fully vested on the date of the award holder's death or disability. Stock subject to awards is held in the Trust until the award is vested. An individual to whom an award is granted is entitled to exercise voting rights and receive cash dividends with respect to stock subject to awards granted to him/her whether or not vested. The Company exercises voting rights with respect to the shares in the Trust that have not been allocated as directed by the individuals eligible to participate. On June 29, 1999, 15,972 shares were awarded, with vesting beginning as of June 29, 2000. Compensation expense amounted to $27,490 and $5,790 for the years ending September 30, 2000 and 1999, respectively. Compensation expense is based on the fair value of the common stock on the grant date. As of September 30, 2000, the Trust had purchased a total of 17,550 shares, and 3,713 vested shares had been distributed to eligible participants.

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

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

                        RFS BANCORP, INC. AND SUBSIDIARY

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 11--REGULATORY MATTERS (CONTINUED)
    As of September 30, 2000, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

    The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                   TO BE WELL
                                                                                                CAPITALIZED UNDER
                                                                       FOR CAPITAL              PROMPT CORRECTIVE
                                                ACTUAL             ADEQUACY PURPOSES:          ACTION PROVISIONS:
                                          -------------------   -------------------------   -------------------------
                                           AMOUNT     RATIO      AMOUNT        RATIO         AMOUNT        RATIO
                                          --------   --------   --------  ---------------   --------  ---------------
                                                                 (DOLLAR AMOUNTS IN THOUSANDS)
As of September 30, 2000:
  Total Capital (to Risk Weighted
    Assets):
    Consolidated........................  $10,952     16.37%     $5,354   greater than or       N/A   N/A
                                                                          equal to 8.0%
    Revere Federal Savings Bank.........   10,302     15.31       5,384   greater than or    $6,730   greater than or
                                                                          equal to 8.0                equal to 10.0%
  Core Capital (to Adjusted Tangible
    Assets)
    Consolidated........................    9,777      7.14       5,481   greater than or       N/A   N/A
                                                                          equal to 4.0
    Revere Federal Savings Bank.........    9,128      6.64       5,496   greater than or     6,870   greater than or
                                                                          equal to 4.0                equal to 5.0
  Tangible Capital (to Tangible Assets):
    Consolidated........................    9,777      7.14         N/A   N/A                   N/A   N/A
    Revere Federal Savings Bank.........    9,128      6.64       2,061   greater than or       N/A   N/A
                                                                          equal to 1.5
  Tier 1 Capital (to Risk Weighted
    Assets):
    Consolidated........................    9,777     14.61         N/A   N/A                   N/A   N/A
    Revere Federal Savings Bank.........    9,128     13.56         N/A   N/A                 4,038   greater than or
                                                                                                      equal to 6.0
As of September 30, 1999:
  Total Capital (to Risk Weighted
    Assets):
    Consolidated........................   10,206     19.98       4,086   greater than or       N/A   N/A
                                                                          equal to 8.0
    Revere Federal Savings Bank.........    9,534     18.58       4,106   greater than or     5,133   greater than or
                                                                          equal to 8.0                equal to 10.0
  Core Capital (to Adjusted Tangible
    Assets)
    Consolidated........................    9,583      8.60       4,459   greater than or       N/A   N/A
                                                                          equal to 4.0
    Revere Federal Savings Bank.........    8,911      7.98       4,469   greater than or     5,586   greater than or
                                                                          equal to 4.0                equal to 5.0
  Tangible Capital (to Tangible Assets):
    Consolidated........................    9,583      8.60         N/A   N/A                   N/A   N/A
    Revere Federal Savings Bank.........    8,911      7.98       1,676   greater than or       N/A   N/A
                                                                          equal to 1.5
  Tier 1 Capital (to Risk Weighted
    Assets):
    Consolidated........................    9,583     18.76         N/A   N/A                   N/A   N/A
    Revere Federal Savings Bank.........    8,911     17.36         N/A   N/A                 3,080   greater than or
                                                                                                      equal to 6.0

NOTE 12--SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

   Most of the Company's business activity is with customers located within the state. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Company's loan portfolio is comprised of loans collateralized by real estate located in the state of Massachusetts.

                        RFS BANCORP, INC. AND SUBSIDIARY

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 13--CONVERSION TO MUTUAL HOLDING COMPANY

    On January 21, 1998 the Board of Directors of the Revere Federal Savings and Loan Association approved a Plan of Reorganization from Mutual Savings Association to Mutual Holding and Stock Issuance (the "Plan") under which the Association was reorganized from a federally chartered mutual savings association into Revere, MHC, a mutual holding company, (the "MHC") under the laws of the United States of America and the regulations of the Office of Thrift Supervision (the "O.T.S."). As part of the reorganization and the Plan, the Association converted to Revere Federal Savings Bank; a federal stock savings Association (the "Bank") and established a federal corporation RFS
Bancorp, Inc. (the "Company"). The Company is a majority-owned subsidiary of the MHC and the Bank is a wholly-owned subsidiary of the Company. Concurrently with the reorganization, the Company intended to offer for sale up to 47.0% of its common stock to qualifying depositors and the tax-qualifying employee plans of the Company, with any remaining shares offered to the public in a community offering.

    In the year ended September 30, 1999, the Company issued shares of its common stock through a public offering which provided net proceeds of $3,739,896 after costs of $647,664. The costs associated with reorganization were deducted from the proceeds upon the sale and issuance of stock.

    In the event of a voluntary or involuntary liquidation, dissolution or winding-up of Revere, MHC holders of deposit accounts in the Bank would be entitled, pro rata to the value of their accounts, to distribution of any assets of Revere, MHC remaining after the claims of all creditors of the Company are satisfied. Revere, MHC on January 21, 1998 established a special "liquidation account" in the amount of $6,374,214 for the benefit of eligible account holders and supplemental eligible account holders in an amount equal to the net worth of Revere, MHC as of the date of the reorganization. Each eligible account holder and supplemental eligible account holder, if he/she were to continue to maintain his/her deposit account at the Bank, would be entitled, on a complete liquidation of Revere, MHC, to an interest in the liquidation account. The liquidation account is maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at the Bank. In the event of a complete liquidation or such other events as may require a recomputation of the liquidation account the liquidation account will be reduced to the extent that such account holders have reduced their qualifying deposits. Subsequent increases will not restore an account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held. Under regulations of the Office of Thrift Supervision, the Bank is not required to recompute the liquidation account annually to reflect reduction in account holders deposit accounts if the Bank maintains records sufficient to make the recomputation. The Bank has elected not to recompute the liquidation account annually but has maintained the records necessary to make the recomputation if necessary on liquidation or similar events.

    The Holding Company is not able to declare or pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would cause the regulatory capital of the Bank to be reduced below the amount required under O.T.S. rules and regulations.

                        RFS BANCORP, INC. AND SUBSIDIARY

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 14--EARNINGS PER SHARE (EPS)

    Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

                                                              INCOME         SHARES       PER-SHARE
                                                            (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                            -----------   -------------   ---------
Year ended September 30, 2000
  Basic EPS
    Net income and income available to common
      stockholders........................................    $566,003       879,712        $.64
    Effect of dilutive securities, options................                     5,987
                                                              --------       -------
  Diluted EPS
    Income available to common stockholders and assumed
      conversions.........................................    $566,003       885,699        $.64
                                                              ========       =======

    Earnings per share data have not been presented for 1999 because such data would not be meaningful given the short period during which common stock was outstanding. Earnings per share data have not been presented for 1998 because the Company was a mutual institution at that time.

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

                        RFS BANCORP, INC. AND SUBSIDIARY

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

NOTE 16--PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)
                               RFS BANCORP, INC.
                             (PARENT COMPANY ONLY)
                                 BALANCE SHEETS
                          SEPTEMBER 30, 2000 AND 1999

                                                                 2000          1999
                                                              -----------   -----------
                                        ASSETS
Cash in Revere Federal Savings Bank.........................  $   213,849   $   174,200
Investment in subsidiary, Revere Federal Savings Bank.......    9,589,520     9,347,957
Loan to ESOP................................................      315,900       351,000
Accrued interest receivable.................................        6,340         7,078
Due from subsidiaries.......................................      649,911       171,482
Deferred taxes..............................................        8,471        11,146
Taxes receivable............................................       16,493
                                                              -----------   -----------
      Total assets..........................................  $10,800,484   $10,062,863
                                                              ===========   ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued taxes...............................................  $             $    43,195
Due to subsidiaries.........................................      532,273
Accrued expenses............................................       29,277
                                                              -----------   -----------
        Total liabilities...................................      561,550        43,195
                                                              -----------   -----------
Stockholders' equity:
  Common stock, par value $.01 per share, authorized
    5,000,000 shares; issued 933,523 shares.................        9,335         9,335
  Paid-in capital...........................................    9,772,984     9,750,472
  Retained earnings.........................................      908,419       342,416
  Unearned shares, stock-based incentive plan (13,837 shares
    in 2000 and 17,550 shares in 1999, at cost).............     (162,469)     (168,799)
  Treasury stock (48,600 shares, at cost)...................     (434,941)
  Accumulated other comprehensive income....................      461,506       437,244
  Unallocated ESOP shares...................................     (315,900)     (351,000)
                                                              -----------   -----------
      Total stockholders' equity............................   10,238,934    10,019,668
                                                              -----------   -----------
      Total liabilities and stockholders' equity............  $10,800,484   $10,062,863
                                                              ===========   ===========

                        RFS BANCORP, INC. AND SUBSIDIARY

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                               RFS BANCORP, INC.
                             (PARENT COMPANY ONLY)
                               INCOME STATEMENTS
                   FOR THE YEAR ENDED SEPTEMBER 30, 2000 AND
          FOR THE PERIOD FROM DECEMBER 18, 1998 TO SEPTEMBER 30, 1999

                                                                                   FOR THE
                                                                 FOR THE         PERIOD FROM
                                                               YEAR ENDED     DECEMBER 18, 1998
                                                              SEPTEMBER 30,   TO SEPTEMBER 30,
                                                                  2000              1999
                                                              -------------   -----------------
Income:
  Dividend from Revere Federal Savings Bank.................    $474,595          $250,000
  Interest income on ESOP loan..............................      25,341            21,900
                                                                --------          --------
      Total income..........................................     499,936           271,900
                                                                --------          --------

Expenses:
  Other expense.............................................     120,000            25,498
                                                                --------          --------
      Total expenses........................................     120,000            25,498
                                                                --------          --------

Income before income tax expense (benefit) and equity in
  undistributed net income of subsidiary....................     379,936           246,402
Income tax expense (benefit)................................     (32,708)            2,477
                                                                --------          --------
Income before equity in undistributed net income of
  subsidiary................................................     412,644           243,925
Equity in undistributed net income of subsidiary............     153,359            98,491
                                                                --------          --------
Net income..................................................    $566,003          $342,416
                                                                ========          ========

                        RFS BANCORP, INC. AND SUBSIDIARY

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                               RFS BANCORP, INC.
                             (PARENT COMPANY ONLY)
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEAR ENDED SEPTEMBER 30, 2000 AND
          FOR THE PERIOD FROM DECEMBER 18, 1998 TO SEPTEMBER 30, 1999

                                                                                   FOR THE
                                                                 FOR THE         PERIOD FROM
                                                               YEAR ENDED     DECEMBER 18, 1998
                                                              SEPTEMBER 30,   TO SEPTEMBER 30,
                                                                  2000              1999
                                                              -------------   -----------------
Cash flows from operating activities:
  Net income................................................   $  566,003        $  342,416
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Undistributed net income of subsidiary................     (153,359)          (98,491)
      (Increase) decrease in accrued interest receivable....          738            (7,078)
      (Increase) decrease in due from subsidiaries..........      171,482          (171,482)
      Increase in due to subsidiaries.......................      319,121
      Increase in accrued expenses..........................       29,277
      Increase (decrease) in taxes payable..................      (43,195)           43,195
      (Increase) decrease in deferred taxes.................        2,675           (11,146)
      (Increase) decrease in taxes receivable...............     (453,252)
                                                               ----------        ----------

  Net cash provided by operating activities.................      439,490            97,414
                                                               ----------        ----------

Cash flows from investing activities:
  Investment in subsidiary, Revere Federal Savings Bank.....                     (3,143,311)
  Payment received on ESOP loan.............................       35,100
  Loan to ESOP..............................................                       (351,000)
                                                               ----------        ----------

  Net cash provided by (used in) investing activities.......       35,100        (3,494,311)
                                                               ----------        ----------

Cash flows from financing activities:
  Proceeds from issuance of common stock....................                      4,387,560
  Costs related to issuance of common stock.................                       (647,664)
  Purchases of treasury stock...............................     (434,941)
  Purchases of shares, stock-based incentive plan...........                       (168,799)
                                                               ----------        ----------

  Net cash provided by (used in) financing activities.......     (434,941)        3,571,097
                                                               ----------        ----------

Net increase in cash and cash equivalents...................       39,649           174,200
Cash and cash equivalents at beginning of period............      174,200
                                                               ----------        ----------
Cash and cash equivalents at end of period..................   $  213,849        $  174,200
                                                               ==========        ==========

                              OFFICERS  OF  REVERE
                             FEDERAL  SAVINGS  BANK

James J. McCarthy
President and
Chief Executive Officer

Anthony J. Patti
Executive Vice President and
Chief Financial Officer

Judith E. Tenaglia
Treasurer

Michael P. Doody
Vice President
Commerical Lending

David Boudreau
Vice President
Commercial Lending

Jeannette Clark
Vice President
Operations

Elaine Bowdridge
Vice President
Loan Servicing

Patricia Pace
Vice President
Residential Lending

Susan McLaughlin
Vice President
Business Development

Jeannie Hickey
Vice President
Business Development