Form 10QSB
period 2000-12-31
RFS BANCORP INC
filed 2001-02-14
CIK 1069545

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 2000

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

YES               NO      X
   ------              --------

As of February 12, 2001, there were 884,923 shares of the registrant's common stock were outstanding.

                        RFS BANCORP, INC. AND SUBSIDIARY

INDEX

                                                                                               PAGE
                                                                                               ----
PART I            FINANCIAL INFORMATION

Item 1                     Consolidated Financial Statements:

                           Consolidated Balance Sheets - December 31, 2000
                                    and September 30, 2000                                       1

                           Consolidated Statements of Income - Three Months
                                    Ended December 31, 2000 and 1999                             2

                           Consolidated Statements of Changes in Stockholders'
                                    Equity-Three Months Ended December 31, 2000
                                    and 1999                                                     3

                           Consolidated Statements of Cash Flows - Three Months
                                    Ended December 31, 2000 and 1999                             4

                           Notes to Unaudited Consolidated Financial Statements -
                                    December 31, 2000                                            5

Item 2                     Management's Discussion and Analysis of Financial
                                     Condition and Results of Operations                         11


PART II           OTHER INFORMATION

Item 4                     Submission of Matters to a Vote of Security Holders                   20


Item 6                     Exhibits and Reports on Form 8-K                                      21


                  SIGNATURES                                                                     22

                        RFS BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                          DECEMBER 31, 2000          SEPTEMBER 30, 2000
                                                          -----------------          ------------------
                                                                          (Unaudited)
ASSETS
      Cash and due from banks                                $   3,896                   $   4,929
      Federal funds sold                                         4,354                       1,096
                                                             ---------                   ---------
             Total cash and cash equivalents                     8,250                       6,025
      Securities available for sale, at fair value               7,173                       6,806
      Securities held to maturity, at amortized cost            31,267                      31,890
      Federal Home Loan Bank stock, at cost                      2,029                       1,811
      Loans, net of allowance for loan losses of $794 and
            $746, respectively                                  90,646                      85,546
      Bank premises and equipment, net                           4,106                       3,783
      Accrued interest receivable                                1,130                         808
      Other assets                                                 190                         275
                                                             ---------                   ---------

        Total assets                                         $ 144,791                   $ 136,944
                                                             =========                   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

      Deposits                                               $  92,292                   $  92,449
      Federal Home Loan Bank borrowings                         41,248                      33,904
      Accrued expenses and other liabilities                       551                         352
                                                             ---------                   ---------
        Total liabilities                                      134,091                     126,705
                                                             ---------                   ---------

      Stockholders' equity:

        Common stock $.01 par value, 5,000,000 shares
             authorized, 933,523 shares issued and 884,923           9                           9
             shares outstanding
        Additional paid-in capital                               3,763                       3,759
        Retained earnings                                        7,089                       6,923
        Unearned shares, stock-based incentive plan
         (13,837 shares, at cost)                                 (162)                       (162)
        Treasury stock (48,600 shares, at cost)                   (435)                       (435)
        Accumulated other comprehensive income                     717                         461
        Unallocated ESOP shares                                   (281)                       (316)
                                                             ---------                   ---------

        Total stockholders' equity                              10,700                      10,239
                                                             ---------                   ---------

        Total liabilities and stockholders' equity           $ 144,791                   $ 136,944
                                                             =========                   =========

     See accompanying notes to unaudited consolidated financial statements.

                        RFS BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                             THREE MONTHS ENDED
                                                   DECEMBER 31, 2000        DECEMBER 31, 1999
                                                   -----------------        -----------------
                                                                  (Unaudited)
Interest and dividend income:
     Interest and fees on loans                         $  1,870                   $  1,467
     Interest and dividends on securities                    700                        524
     Other interest                                           33                         53
                                                        --------                   --------
       Total interest and dividend income                  2,603                      2,044
                                                        --------                   --------

Interest expense:
     Deposits                                                835                        626
     Federal Home Loan Bank borrowings                       569                        391
                                                        --------                   --------
       Total interest expense                              1,404                      1,017
                                                        --------                   --------

Net interest and dividend income                           1,199                      1,027

Provision for loan losses                                     48                         36
                                                        --------                   --------

Net interest and dividend income, after provision
 for loan losses                                           1,151                        991
                                                        --------                   --------


Other income:
     Service charges on deposit accounts                      28                         67
     Other income                                             99                         38
                                                        --------                   --------
        Total other income                                   127                        105
                                                        --------                   --------

Operating expenses:
     Salaries and employees benefits                         512                        417
     Occupancy expense                                        60                         46
     Equipment expense                                        62                         62
     Advertising expense                                      38                         18
     Office supplies expense                                  15                         19
     Data processing expenses                                 66                         60
     Professional fees                                       109                         46
     Other expenses                                          168                        151
                                                        --------                   --------
        Total operating expenses                           1,030                        819
                                                        --------                   --------

Income before income taxes                                   248                        277

Provision for income taxes                                    82                         96
                                                        --------                   --------
Net income                                              $    166                   $    181
                                                        ========                   ========

Basic earnings per share (annualized)                   $   0.77                   $   0.80
Diluted earnings per share (annualized)                 $   0.77                   $   0.80

Weighted average shares outstanding :
     Basic                                               858,081                    902,431
     Diluted                                             865,262                    908,502

     See accompanying notes to unaudited consolidated financial statements.

                        RFS BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           ADDITIONAL                                UNEARNED SHARES,
                                                   COMMON   PAID-IN     RETAINED           TREASURY   STOCK-BASED
                                                   STOCK    CAPITAL     EARNINGS            STOCK    INCENTIVE PLAN
                                                   -----   ---------    -------            --------  ---------------
Balance at September 30, 2000                       $  9     $3,759     $6,923              $(435)     $(162)

Comprehensive income:

  Net income                                         --        --          166               --         --

Change in unrealized holding gain on securities
  available for sale, net of taxes                   --        --         --                 --         --

    Comprehensive income

Unearned compensation payment                        --        --         --                 --         --

Common stock repurchases                             --        --         --                 --         --

Recognition and retention plan                       --           4       --                 --         --
                                                    ----     ------     ------              -----     -----
Balance at December 31, 2000                        $  9     $3,763     $7,089              $(435)    $(162)
                                                    ====     ======     ======              =====     ======

Balance at September 30, 1999                       $  9     $3,736     $6,357              $--       $(168)

Comprehensive income:

  Net income                                         --        --          181               --         --

Change in unrealized holding gain on securities
  available for sale, net of taxes                   --        --         --                 --         --

    Comprehensive income

Unearned compensation payment

Recognition and retention plan                       --           6       --                   --        --
                                                    ----     ------     ------              -----     -----
Balance at December 31, 1999                        $  9     $3,742     $6,538              $  --     $(168)
                                                    ====     ======     ======              =====     ======


                                                  ACCUMULATED
                                                    OTHER                           TOTAL
                                                 COMPREHENSIVE    UNALLOCATED   STOCKHOLDERS'
                                                    INCOME        ESOP SHARES      EQUITY
                                                 -------------   ------------   -------------
Balance at September 30, 2000                       $ 461         $  (316)       $10,239

Comprehensive income:

  Net income                                           --              --             --

Change in unrealized holding gain on securities
  available for sale, net of taxes                    256              --             --

    Comprehensive income                                                             422

Unearned compensation payment                          --              35             35

Common stock repurchases                               --              --             --


Recognition and retention plan                         --              --              4
                                                    -----         -------        -------
Balance at December 31, 2000                        $ 717        $   (281)       $10,700
                                                    =====        ========        =======

Balance at September 30, 1999                        $437        $   (351)       $10,020

Comprehensive income:

  Net income                                           --              --             --

Change in unrealized holding gain on securities
  available for sale, net of taxes                    (96)             --             --

    Comprehensive income                                                              85

Unearned compensation payment                                          35             35

Recognition and retention plan                         --              --              6
                                                    -----         -------        -------
Balance at December 31, 1999                         $341         $  (316)       $10,146
                                                    =====         =======        =======

See accompanying notes to unaudited consolidated financial statements.

                        RFS BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              THREE MONTHS       THREE MONTHS
                                                                  ENDED              ENDED
                                                             DECEMBER 31, 2000  DECEMBER 31, 1999
                                                             -----------------  ---------------
                                                                        (unaudited)
Cash flows from operating activities:
Net income                                                        $    166      $    181

Adjustments to reconcile net income to
  net cash provided by operating activities:

Provision for loan losses                                               48            36
(Gain) loss on sale of  loans                                            3             2
Net amortization (accretion) of securities                              (8)           10
Depreciation                                                            64            57
Recognition and retention plan                                           4             6
Unearned compensation payment                                           35            35
(Increase) in interest receivable                                     (322)          (42)
(Increase) decrease  in other assets                                   417           (40)
Increase (decrease) in accrued expenses and other liabilities         (321)         (104)
Change in deferred loan origination fees, net                           27            (3)
                                                                  --------      --------
Net cash provided by operating activities                              113           138
                                                                  --------      --------

Cash flows from investing activities:
Purchase of Federal Home Loan Bank Stock                              (218)         --
Purchases of held-to-maturity securities                              --            --
Purchase of available-for-sale securities                             --            --
Proceeds from maturities, calls and paydowns                           706         1,188
Net increase in loans, net                                          (5,920)       (1,376)
Proceeds from sale of loans                                            742           438
Purchases of banking premises and equipment                           (387)         (164)
                                                                 --------      --------
Net cash provided by (used in) investing activities                 (5,077)           86
                                                                  --------      --------

Cash flows from financing activities:
Net increase (decrease) in deposits                                   (155)        4,223
Proceeds from Federal Home Loan Bank of Boston advances             31,035        11,500
Repayment of advances from Federal Home Loan Bank of Boston        (23,691)      (11,300)
                                                                  --------      --------

Net cash provided by financing activities                            7,189         4,423
                                                                  --------      --------

Net change in cash and cash equivalents                              2,225         4,647
Cash and cash equivalents at beginning of period                     6,025         3,429
                                                                  --------      --------

Cash and cash equivalents at end of period                        $  8,250      $  8,076
                                                                  ========      ========

Supplemental cash flow information:
   Interest paid on deposits                                      $    830      $    626
   Interest paid on Federal Home Loan Bank of Boston
     borrowings                                                   $    550      $    391
   Income taxes paid                                              $     15      $     55

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


1)       BASIS OF PRESENTATION AND CONSOLIDATION

The unaudited consolidated interim financial statements of RFS Bancorp, Inc. and subsidiary ("RFS Bancorp" or the "Company") presented herein should be read in conjunction with the consolidated financial statements for the year ended September 30, 2000 included in the Annual Report on Form 10-KSB of RFS Bancorp, Inc., the holding company for Revere Federal Savings Bank (the "Bank"). The operating results for the period ended December 31, 2000 are those of the Company and Bank. The Bank is a federally chartered stock savings bank founded in 1901. 47% of the shares of common stock of the Company are owned by the public and 53% are owned by Revere MHC, a federal mutual holding company.

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

2)       COMMITMENTS AND CONTINGENCIES

At December 31, 2000, the Bank had outstanding commitments to originate loans amounting to approximately $994,000, unused construction advances amounting to approximately $2.7 million and unused lines of credit amounting to approximately $2.4 million for commercial loans and $4.3 million for home equity loans.

3)       EARNINGS PER SHARE

Earnings per share for the three months ended December 31, 2000 were $0.77 and $0.77, respectively, on a basic and diluted basis.

Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. In calculating basic earnings per share, the number of shares of common stock outstanding is reduced by the number of shares held by the Company's ESOP that have not been allocated or are not committed for release to

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


participants' individual accounts. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options and unearned RRP shares and are determined using the treasury stock method.

4)       RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". Statement No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not have a material effect on the Company's consolidated financial statements.

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


5)       INVESTMENT SECURITIES

         Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values are as follows:


                                          DECEMBER 31, 2000       SEPTEMBER 30, 2000
                                         -------------------      ------------------
                                         AMORTIZED     FAIR       AMORTIZED    FAIR
                                           COST        VALUE        COST       VALUE
                                         ---------    ------      ---------   ------
                                                        (In Thousands)
Securities available for sale:
         Mortgage-backed securities      $  5,912    $  5,930     $  5,987     $  5,830
         Marketable equity securities          24       1,243           24          976
                                         --------    --------     --------     --------
                  Total                  $  5,936    $  7,173     $  6,011     $  6,806
                                         ========    ========     ========     ========

Securities held to maturity:
         U.S. Government & federal
         agency obligations              $ 12,488    $ 12,678     $ 12,487     $ 12,304
         Mortgage-backed securities        16,578      16,590       17,139       16,885
         Asset-backed securities            2,176       2,122        2,239        2,285
         Foreign debt securities               25          25           25           25
                                         --------    --------     --------     --------
                 Total                   $ 31,267    $ 31,415     $ 31,890     $ 31,499
                                         ========    ========     ========     ========

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


6)       LOANS

The following table presents selected data relating to the composition of the Company's loan portfolio by type of loan on the dates indicated.


                                  DECEMBER 31, 2000       SEPTEMBER 30, 2000
                                 --------------------    -------------------
                                 AMOUNT       PERCENT    AMOUNT      PERCENT
                                 ------       -------    ------      -------
                                           (Dollars in Thousands)
Residential mortgage loans       $50,688       55.33%    $50,226      58.10%

Commercial real estate loans      22,441        24.49     18,251       21.11

Construction and land loans        4,732         5.16      4,472        5.17

Commercial loans                   6,648         7.26      6,689        7.74

Consumer loans                     1,691         1.85      1,524        1.77

Home equity loans                  5,418         5.91      5,281        6.11
                                 -------       ------    -------      ------
    Total loans                  $91,618       100.00%   $86,443      100.00%
                                 =======       ======    =======      ======

Less:

Deferred loan origination
  fees, net                          178                     151
Allowance for loan losses            794                     746
                                 -------                 -------
    Total loans, net             $90,646                 $85,546
                                 =======                 =======

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


7)       ALLOWANCE FOR LOAN LOSSES

The following table analyzes activity in the Company's allowance for loan losses for the periods indicated.

                                                             THREE              THREE
                                                         MONTHS ENDED         MONTHS ENDED
                                                       DECEMBER 31, 2000    DECEMBER 31, 1999
                                                       -----------------    -----------------
                                                               (Dollars in Thousands)

Average loans, net                                          $89,540             $73,799
                                                             ======              ======
Period-end gross loans                                      $91,618             $74,111
                                                             ======              ======

Allowance for loan losses at beginning of period            $   746             $   624

Provision for loan losses                                        48                  36
Plus recoveries                                                --                  --
Loans charged-off                                              --                  --
Allowance for loan losses at end of period                  $   794             $   660
                                                             ======              ======
Non-performing loans                                        $  --               $    33
                                                             ======              ======
Ratios:
     Allowance for loan losses to period-end gross loans        .87%                .89%
     Allowance for loan losses to non-performing loans         0.00%           2,000.00%

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


8)       DEPOSITS AND BORROWED FUNDS

The following tables set forth the various types of deposit accounts at the Company and the balances in these accounts as well as the borrowings of the Company at the dates indicated.

                                    DECEMBER 31, 2000                        SEPTEMBER 30, 2000
                               ---------------------------               ---------------------------
                               AMOUNT              PERCENT               AMOUNT              PERCENT
                               ------              -------               ------              -------
                                                    (Dollars in Thousands)
Deposits:
Savings accounts              $20,358               22.06%              $22,207               24.02%
NOW checking                   10,274               11.13                 8,913                9.64
Demand deposits                13,043               14.13                13,039               14.10
Money market accounts           2,354                2.55                 2,699                2.92
Certificates of deposit        46,263               50.13                45,591               49.32
                               ------              ------                ------              ------
     Total deposits           $92,292              100.00%              $92,449              100.00%
                               ======              ======                ======              ======

Borrowed funds:
Advances from Federal Home
  Loan Bank of Boston         $41,248                                   $33,904
Other borrowed funds             --                                        --
                               ------                                    ------
     Total borrowed funds     $41,248                                   $33,904
                               ======                                    ======

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                DECEMBER 31, 2000

GENERAL

       Revere Federal Savings Bank (the "Bank") completed its conversion from a federal mutual savings association to a stock institution and was simultaneously acquired by RFS Bancorp, Inc. (the "Company") on December 18, 1998 upon the consummation of the Bank's reorganization to the mutual holding company form of organization and stock offering (the "Reorganization"). The following discussion compares the financial condition of the Company and the Bank, at December 31, 2000 to September 30, 2000, and the results of operations for the three months ended December 31, 2000, compared to the same period in 1999. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included within this report.

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

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                DECEMBER 31, 2000


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

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                DECEMBER 31, 2000


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

                                                  THREE MONTHS ENDED DECEMBER 31, 2000  THREE MONTHS ENDED DECEMBER 31, 1999
                                                 -------------------------------------  ------------------------------------
                                                              INTEREST                              INTEREST
                                                 AVERAGE      INCOME/       YIELD/     AVERAGE     INCOME/         YIELD/
                                                 BALANCE      EXPENSE       RATE       BALANCE     EXPENSE         RATE
                                                 -------      --------      ------     -------     ---------       ------
                                                                              (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:

Total loans, net                                $ 89,540      $1,870       8.35%     $ 73,799     $1,467          7.95%
Investments                                       39,213         700       7.14%       31,606        524          6.63%
Other earning assets                               2,146          33       6.15%        4,182         53          5.07%
                                                --------      ------                 --------     ------
Total interest-earning assets                    130,899       2,603       7.95%      109,587      2,044          7.46%
                                                              ------                               ------
Cash and due from banks                            3,737                                1,821
Other assets                                       4,941                                4,792
                                                --------                             --------
Total assets                                    $139,577                             $116,200
                                                ========                             ========
INTEREST-BEARING LIABILITIES:

Passbook & Statement Savings                    $ 21,787         118       2.17%     $ 17,931         67          1.49%
NOW's and MMA's                                   12,455          52       1.67%        9,803         35          1.43%
Certificate of deposits                           45,927         665       5.79%       41,582        524          5.04%
                                                --------      ------                 --------     ------
Total interest-bearing deposits                   80,169         835       4.17%       69,316        626          3.61%

Federal Home Loan Bank of Boston borrowings       35,345         569       6.44%       27,178        391          5.75%
                                                --------      ------                 --------     ------
Total interest-bearing liabilities               115,514       1,404       4.86%       96,494      1,017          4.22%
                                                              ------                              ------
Demand deposit accounts                           11,634                                8,771
Other liabilities                                  2,039                                  826
                                                --------                             --------
Total liabilities                                129,187                              106,091

Stockholders' equity                              10,390                               10,109
                                                --------                             --------
Total liabilities and stockholders' equity      $139,577                             $116,200
                                                ========                             ========
Net interest income                                           $1,199                              $1,027
                                                              ======                              ======

Interest rate spread                                                       3.09%                                  3.24%

Net interest margin                                                        3.66%                                  3.75%

Interest-earning assets/interest-bearing
  liabilities                                                            113.32%                                113.57%

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                DECEMBER 31, 2000


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

                                                             THREE MONTHS ENDED DECEMBER 31,
                                                                      2000 VS. 1999
                                                                   INCREASE (DECREASE)
                                                 --------------------------------------------------------
                                                             DUE TO
                                                 -------------------------------
                                                 RATE                     VOLUME                    TOTAL
                                                 ----                     ------                    -----
                                                                     (In Thousands)
Interest and dividend income:

 Loans, net                                     $  77                      $326                     $403
 Investments                                       43                       133                      176
 Other earning assets                              16                       (36)                     (20)
                                                 ----                      ----                     ----
 Total                                            136                       423                      559
                                                 ----                      ----                     ----

 Interest expense:

 Deposits                                         124                        85                      209
 Borrowed funds                                    50                       128                      178
                                                 ----                      ----                     ----
 Total                                            174                       213                      387
                                                 ----                      ----                     ----

 Change in net interest income                   ($38)                     $210                     $172
                                                 ====                      ====                     ====

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                DECEMBER 31, 2000

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2000 AND SEPTEMBER 30, 2000.

       Total assets increased by $7.8 million or 5.7% to $144.8 million at December 31, 2000 from $136.9 million at September 30, 2000. The net increase in total assets is primarily attributable to a $5.1 million increase in net loans and an increase in cash and cash equivalents of $2.2 million, offset by a $256,000 decrease in investment securities. Total net loans increased by $5.1 million or 6.0% to $90.6 million at December 31, 2000 as compared to $85.5 million at September 30, 2000. Investment securities held by the Company decreased by $256,000 or 0.7% to $38.4 million at December 31, 2000 from $38.7 million at September 30, 2000.

       Total liabilities increased by $7.4 million or 5.8% at December 31, 2000 to $134.1 million from $126.7 million at September 30, 2000. Total deposits decreased by $157,000 or 0.2% to $92.3 million at December 31, 2000 from $92.4 million at September 30, 2000. Total Federal Home Loan Bank of Boston borrowings increased by $7.3 million or 21.7% to $41.2 million at December 31, 2000 from $33.9 million at September 30, 2000 due to the Bank's need to fund its origination of commercial loans during this period.

COMPARISON OF THE OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999.

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


NET INCOME. The Company's net income for the three months ended December 31, 2000 was $166,000 as compared to $181,000 for the three months ended December 31, 1999. This $15,000 or 8.3% decrease in net income during the period was the result of an increase of $559,000 in interest and dividend income, an increase of $22,000 in other income, offset by a increase of $387,000 in interest expense, an increase of $211,000 in operating expenses, an increase of $12,000 in the provision for loan losses and an decrease in the provision for income taxes of $14,000. The Company's continued expansion of its lending activities accounted for the increase in interest

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                DECEMBER 31, 2000


income, while its interest expense increased due to rising interest rates. Operating expenses increased due to the Company's planned expenditures in human and technological resources. The return on average assets for the three months ended December 31, 2000 was .48% compared to .62% for the three months ended December 31, 1999.

NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income for the three months ended December 31, 2000 increased $172,000 or 16.7% to $1.2 million from $1.0 million for the three months ended December 31, 1999. The increase can be attributed to a combination of a $559,000 increase in interest and dividend income attributable primarily to continued loan growth and a $387,000 increase in interest expense on deposits and borrowed funds due to increases in interest rates, ordinary deposit growth and additional borrowings to fund asset growth.

       The average yield on interest-earning assets increased 49 basis points to 7.95% for the three months ended December 31, 2000 from 7.46 % for the three months ended December 31, 1999, while the average cost of interest-bearing liabilities increased by 64 basis points to 4.86% for the three months ended December 31, 2000 from 4.22% for the three months ended December 31, 1999. The interest rate spread decreased to 3.09% for the three months ended December 31, 2000 from 3.24% for the three months ended December 31, 1999. The net interest margin decreased from 3.75% to 3.66% during this period.

INTEREST AND DIVIDEND INCOME. Total interest and dividend income increased by $559,000 or 27.3% to $2.6 million for the three months ended December 31, 2000 from $2.0 million for the three months ended December 31, 1999. The increase in interest and dividend income was a result of a greater mix of higher yielding commercial and commercial real estate loans and an increase in the average balance of investment securities.

       The average balance of net loans for the three months ended December 31, 2000 was $89.5 million compared to $73.8 million for the three months ended December 31, 1999. The average yield on net loans was 8.35% for the three months ended December 31, 2000 compared to 7.95% for the three months ended December 31, 1999. The average balance of investment securities for the three months ended December 31, 2000 was $39.2 million compared to $31.6 million for the three months ended December 31, 1999. The average yield on investment securities was 7.14% for the three months ended December 31, 2000 compared to 6.63% for the three months ended December 31, 1999.

INTEREST EXPENSE. Interest expense increased by $387,000 or 38.1 % to $1.4 million for the three months ended December 31, 2000 from $1.0 million for the three months ended December 31, 1999. Interest expense increased primarily as a result of an increase in interest rates paid on Federal Home

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                DECEMBER 31, 2000


Loan Bank of Boston borrowings and deposit accounts. Average interest-bearing deposits increased by $10.9 million or 15.7% to $80.2 million for the three months ended December 31, 2000. Interest expense on deposits increased $209,000 or 33.4% to $835,000 for the three months ended December 31, 2000 compared to $626,000 for the three months ended December 31, 1999. Interest expense on borrowings from the Federal Home Loan Bank of Boston increased $178,000 or 45.5% to $569,000 for the three months ended December 31, 2000 from $391,000 for the three months ended December 31, 1999. This increase is attributable to an increase in the rates paid on such borrowings and an increase in the level of Federal Home Loan Bank of Boston borrowings during the periods.

PROVISION FOR LOAN LOSSES. The provision for loan losses is a result of the Company's periodic analysis of the adequacy of the allowance for loan losses. The provision for loan losses increased $12,000 or 33.3% to $48,000 for the three months ended December 31, 2000 as compared to $36,000 for the same period in 1999. The provision reflects management's assessment of potential losses and is based on a review of the risk characteristics as well as the growth of the loan portfolio. The Bank considers many factors in determining the level of the provision for loan losses. Collateral value on a loan by loan basis, trends of loan delinquencies, risk classification identified in the Bank's regular review of individual loans, and economic conditions are major factors in establishing the provision. At December 31, 2000, the balance of the allowance for loan losses was $794,000 or .87% of total loans versus $746,000 or .86% of total loans at September 30, 2000. As the Bank continues to expand its small business lending, additional increases to the provision are likely.

NONINTEREST INCOME. Total noninterest income increased by $22,000 or 21.0% to $127,000 for the three months ended December 31, 2000 from $105,000 for the three months ended December 31, 1999. The Company anticipates increases to noninterest income as it continues to expand the volume of its deposit relationships. It is also the Company's goal to increase its level of noninterest income by expanding its delivery systems to include PC banking, debit cards and additional ATMs and by continually considering additional sources of revenue.

NONINTEREST EXPENSE. Noninterest expense increased by $211,000 or 25.8% to $1.0 million for the three months ended December 31, 2000 from $819,000 for the three months ended December 31, 1999. The increase resulted primarily from planned expenditures in human and technological resources. Salaries and employee benefits, the largest component of noninterest expense was $512,000 for the three months ended December 31, 2000 as compared to $417,000 for the three months ended December 31, 1999, an increase of $95,000 or 22.8%. This increase was primarily associated with the addition of full-time employees to staff the Bank's customer service, commercial lending, sales and operations departments.

INCOME TAXES. The provision for income taxes amounted to $82,000 for the three months ended December 31, 2000 as compared to $96,000 for the three months ended December 31, 1999,

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                DECEMBER 31, 2000


resulting in effective tax rates of 33.1% and 34.7%, respectively. The effective tax rate reflects the Company's utilization of a securities investment subsidiary to substantially reduce state income taxes.

 LIQUIDITY AND CAPITAL RESOURCES

       The Company's primary sources of funds are deposits, proceeds from the principal and interest payments on loans, debt and equity securities, and to a lesser extent, borrowings and proceeds from the sale of fixed rate mortgage loans to the secondary market. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, mortgage loan sales, and borrowings are greatly influenced by general interest rates, economic conditions and competition. The Company is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. The Company's liquidity ratio at December 31, 2000 was 13.94%.

       Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Company believes it could borrow additional funds from the Federal Home Loan Bank of Boston. At December 31, 2000, the Company had borrowings of $41.2 million.

       At December 31, 2000, the Company had $994,000 in outstanding commitments to originate loans. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less totaled $37.6 million at December 31, 2000. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank.

       At December 31, 2000, the Company and the Bank exceeded all of their regulatory capital requirements.

                        RFS BANCORP, INC. AND SUBSIDIARY
                           PART II - OTHER INFORMATION
                                DECEMBER 31, 2000

PART II  OTHER INFORMATION

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders (the "Meeting") on January 17, 2001. All of the proposals submitted to the stockholders were approved. The proposals submitted to stockholders and the tabulation of votes for each proposal is as follows:

1.        For the election of each of the nominees for director:

                  NOMINEE:                           FOR           WITHHELD
                  --------                           ---           --------
                  Theodore E. Charles                754,856          175
                  James J. McCarthy                  754,981           50
                  Michael O'Brien                    755,006           25

       There were no broker held non-voted shares represented at the Meeting with respect to this matter.


2. For the ratification of the appointment of Shatswell, MacLeod & Co., P.C. to act as independent auditors for the Company for the fiscal year ending September 30, 2001.

                  For:             753,431
                  Against:              50
                  Abstained:         1,550

       There were no broker held non-voted shares represented at the Meeting with respect to this matter.

                        RFS BANCORP, INC. AND SUBSIDIARY
                           PART II - OTHER INFORMATION
                                DECEMBER 31, 2000


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  None

         (b)      Reports on Form 8-K
                  None

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RFS BANCORP, INC.

Date: FEBRUARY 12, 2001                 By: /s/ JAMES J. MCCARTHY
      -----------------                    ------------------------------------
                                           James J. McCarthy
                                           President and Chief Executive Officer

Date: FEBRUARY 12, 2001                 By: /s/ ANTHONY J. PATTI
      -----------------                    ------------------------------------
                                           Anthony J. Patti
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (principal accounting officer)