Form 10QSB
period 2001-03-31
RFS BANCORP INC
filed 2001-05-11
CIK 1069545

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                       SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 2001

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

                 YES                               NO  X
                     ---                              ---

As of May 09, 2001, 884,923 shares of the registrant's common stock were outstanding.

                        RFS BANCORP, INC. AND SUBSIDIARY


INDEX

PART I                     FINANCIAL INFORMATION                                                PAGE
Item 1                     Condensed Consolidated Financial Statements:(unaudited)

                           Condensed Consolidated Balance Sheets - March 31, 2001
                                    and September 30, 2000                                       1

                           Condensed Consolidated Statements of Income - Three Months
                                    Ended March 31, 2001 and 2000                                2

                           Condensed Consolidated Statements of Income - Six Months
                                    Ended March 31, 2001 and 2000                                3

                           Condensed Consolidated Statements of Changes in Stockholders'
                                    Equity-Six Months Ended March 31, 2001
                                    and 2000                                                     4

                           Condensed Consolidated Statements of Cash Flows - Six Months
                                    Ended March 31, 2001 and 2000                                5

                           Notes to Unaudited Condensed Consolidated Financial
                                    Statements - March 31, 2001                                  6

Item 2                     Management's Discussion and Analysis of Financial
                                     Condition and Results of Operations                         12

Item 3                     Not applicable


PART II                    OTHER INFORMATION

Item 4                     Submission of Matters to Vote of Securityholders                      25

Item 6                     Exhibits and Reports on Form 8-K                                      26


                           SIGNATURES                                                            27

                        RFS BANCORP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         MARCH 31, 2001                SEPTEMBER 30, 2000
                                                                         --------------                ------------------
                                                                           (Unaudited)

ASSETS
           Cash and due from banks                                          $  6,467                        $  4,929
           Federal funds sold                                                  7,015                           1,096
                                                                            --------                        --------
                 Total cash and cash equivalents                              13,482                           6,025
           Securities available for sale, at fair value                        7,057                           6,806
           Securities held to maturity, at amortized cost                     31,532                          31,890
           Federal Home Loan Bank, ("FHLB") stock, at cost                     2,144                           1,811
           Loans, net of allowance for loan losses of $835 and
           $746,  respectively                                                93,916                          85,546
           Bank premises and equipment, net                                    4,339                           3,783
           Accrued interest receivable                                           839                             808
           Other assets                                                          369                             275
                                                                            --------                        --------

             Total assets                                                   $153,678                        $136,944
                                                                            ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

           Deposits                                                         $104,154                        $ 92,449
           FHLB borrowings                                                    38,258                          33,904
           Accrued expenses and other liabilities                                445                             352
                                                                            --------                        --------
             Total liabilities                                               142,857                         126,705
                                                                            --------                        --------

           Stockholders' equity:

             Common stock $.01 par value, 5,000,000 shares
                 authorized, 933,523 shares issued and 884,923
                 shares outstanding                                                9                               9
             Additional paid-in capital                                        3,769                           3,759
             Retained earnings                                                 7,216                           6,923
             Unearned shares, stock-based incentive plan
             (13,837 shares, at cost)                                           (162)                           (162)
             Treasury stock (48,600 shares, at cost)                            (435)                           (435)
             Accumulated other comprehensive income                              705                             461
             Unallocated ESOP shares                                            (281)                           (316)
                                                                            --------                        --------

             Total stockholders' equity                                       10,821                          10,239
                                                                            --------                        --------

             Total liabilities and stockholders' equity                     $153,678                        $136,944
                                                                            ========                        ========

See accompanying notes to unaudited condensed consolidated financial statements.

                        RFS BANCORP, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                                Three Months Ended
                                                                      ---------------------------------------
                                                                      March 31, 2001           March 31, 2000
                                                                      --------------           --------------
                                                                                    (Unaudited)

Interest and dividend income:

         Interest and fees on loans                                     $  1,902                   $  1,482
         Interest and dividends on securities                                689                        604
         Other interest                                                       74                         31
                                                                        --------                   --------
            Total interest and dividend income                             2,665                      2,117
                                                                        --------                   --------

Interest expense:

         Deposits                                                            871                        655
         FHLB borrowings                                                     586                        431
                                                                        --------                   --------
            Total interest expense                                         1,457                      1,086
                                                                        --------                   --------

Net interest and dividend income                                           1,208                      1,031

Provision for loan losses                                                     48                         36
                                                                        --------                   --------

Net interest and dividend income, after provision for
  loan losses                                                              1,160                        995
                                                                        --------                   --------


Other income:

         Service charges on deposit accounts                                  23                         50
         Other income                                                         83                         44
                                                                        --------                   --------
            Total other income                                               106                         94
                                                                        --------                   --------

Operating expenses:

         Salaries and employees benefits                                     552                        471
         Occupancy expense                                                    98                         58
         Equipment expense                                                    75                         61
         Advertising expense                                                  22                         14
         Office supplies expense                                              16                         18
         Data processing expenses                                             58                         55
         Professional fees                                                    85                         48
         Other expenses                                                      170                        151
                                                                        --------                   --------
            Total operating expenses                                       1,076                        876
                                                                        --------                   --------

Income before income taxes                                                   190                        213

Provision for income taxes                                                    63                         76
                                                                        --------                   --------
Net income                                                              $    127                   $    137
                                                                        ========                   ========

Basic earnings per share                                                $   0.15                   $   0.15
Diluted earnings per share                                              $   0.15                   $   0.15

Weighted average shares outstanding :
         Basic                                                           858,081                    897,211
         Diluted                                                         861,371                    901,750



See accompanying notes to unaudited condensed consolidated financial statements.

                        RFS BANCORP, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                                      Six Months Ended
                                                                           March 31, 2001           March 31, 2000
                                                                           --------------           --------------
                                                                                         (Unaudited)
     Interest and dividend income:
          Interest and fees on loans                                          $  3,772                 $  2,949
          Interest and dividends on securities                                   1,389                    1,128
          Other interest                                                           107                       85
                                                                              --------                 --------
          Total interest and dividend income                                     5,268                    4,162
                                                                              --------                 --------
     Interest expense:

          Deposits                                                               1,706                    1,281
          FHLB borrowings                                                        1,155                      822
                                                                              --------                 --------
          Total interest expense                                                 2,861                    2,103
                                                                              --------                 --------
     Net interest and dividend income                                            2,407                    2,059

     Provision for loan losses                                                      96                       72
                                                                              --------                 --------
     Net interest and dividend income, after provision for
       loan losses                                                               2,311                    1,987
                                                                              --------                 --------

     Other income:

          Service charges on deposit accounts                                       51                      117
          Other income                                                             182                       81
                                                                              --------                 --------
          Total other income                                                       233                      198
                                                                              --------                 --------

     Operating expenses:

          Salaries and employees benefits                                        1,064                      888
          Occupancy expense                                                        158                      104
          Equipment expense                                                        137                      123
          Advertising expense                                                       59                       33
          Office supplies expense                                                   31                       37
          Data processing expenses                                                 123                      114
          Professional fees                                                        194                      119
          Other expenses                                                           340                      277
                                                                              --------                 --------
          Total operating expenses                                               2,106                    1,695
                                                                              --------                 --------

     Income before income taxes                                                    438                      491

     Provision for income taxes                                                    145                      172
                                                                              --------                 --------

     Net income                                                               $    293                 $    318
                                                                              ========                 ========

     Basic earnings per share                                                 $   0.34                 $   0.35
     Diluted earnings per share                                               $   0.34                 $   0.35

     Weighted average shares outstanding:
          Basic                                                                858,081                 899,835
          Diluted                                                              863,444                 905,136


See accompanying notes to unaudited condensed consolidated financial statements.

                        RFS BANCORP, INC. AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (In Thousands)
                                   (Unaudited)



                                                          ADDITIONAL                                          UNEARNED SHARES,
                                            COMMON         PAID-IN         RETAINED           TREASURY          STOCK-BASED
                                             STOCK         CAPITAL         EARNINGS            STOCK           INCENTIVE PLAN
                                           --------      ------------     ----------         ----------      ------------------
Balance at September 30, 2000               $   9          $  3,759        $  6,923           $  (435)           $   (162)

Comprehensive income:
  Net income                                  ---               ---             293               ---                ---

  Change in unrealized holding gain on
  securities available for sale, net of
  taxes                                       ---               ---             ---               ---                ---

    Comprehensive income

Unearned compensation payment                 ---              ---              ---               ---                ---

Common stock repurchases                      ---              ---              ---               ---                ---

Recognition and retention plan                ---               10              ---               ---                ---
                                           --------      ------------     ----------         ----------       --------------
Balance at March 31, 2001                   $   9          $ 3,769         $  7,216           $  (435)           $  (162)
                                           ========      ============     ==========         ==========       ==============

Balance at September 30, 1999               $   9          $ 3,736         $  6,357           $   ---            $  (168)

Comprehensive income:
  Net income                                  ---              ---              318               ---                ---
  Change in unrealized holding gain on
  securities available for sale, net of
  taxes                                       ---              ---              ---               ---                ---
    Comprehensive income
Unearned compensation payment                 ---              ---              ---               ---                ---
Common stock repurchases                      ---              ---              ---               (93)               ---
Recognition and retention plan                ---               12              ---               ---                ---
                                           --------      ------------     ----------         ----------       --------------
Balance at March 31, 2000                  $    9          $ 3,748         $  6,675           $   (93)           $  (168)
                                           ========      ============     ==========         ==========       ==============




                                                ACCUMULATED
                                                   OTHER                                    TOTAL
                                               COMPREHENSIVE        UNALLOCATED          STOCKHOLDERS'
                                               INCOME(LOSS)         ESOP SHARES             EQUITY
                                              ---------------      -------------        ---------------
Balance at September 30, 2000                    $    461            $  (316)              $   10,239

Comprehensive income:
  Net income                                          ---                ---                      ---

  Change in unrealized holding gain on
  securities available for sale, net of
  taxes                                               244                ---                      ---

    Comprehensive income                                                                          537

Unearned compensation payment                         ---                 35                       35

Common stock repurchases                              ---                ---                      ---

Recognition and retention plan                        ---                ---                       10
                                             --------------       ------------            -------------
Balance at March 31, 2001                        $    705            $  (281)              $   10,821
                                             ==============       ============            =============

Balance at September 30, 1999                    $    437            $  (351)              $   10,020

Comprehensive income:
  Net income                                          ---                ---                      ---
  Change in unrealized holding gain on
  securities available for sale, net of
  taxes                                              (127)               ---                      ---
    Comprehensive income                                                                          191
Unearned compensation payment                         ---                 35                       35
Common stock repurchases                              ---                ---                      (93)
Recognition and retention plan                        ---                ---                       12
                                             --------------       ------------            -------------
Balance at March 31, 2000                        $    310             $ (316)              $   10,165
                                             ==============       ============            =============


See accompanying notes to unaudited condensed consolidated financial statements.

                        RFS BANCORP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       Six Months                   Six Months
                                                                          Ended                        Ended
                                                                     March 31, 2001               March 31, 2000
                                                                   ------------------           ------------------
                                                                                     (unaudited)
     Cash flows from operating activities:
     Net income                                                        $    293                       $   318
     Adjustments to reconcile net income to net cash
       provided by operating activities:

     Provision for loan losses                                               96                            72
     (Gain) loss on sale of loans                                             6                             3
     Amortization, net of accretion, of securities                          (15)                           19
     Depreciation                                                           148                           114
     Earned MRRP shares                                                      10                            12
     Reduction in unallocated ESOP shares                                    35                            35
     Increase in interest receivable                                        (31)                          (93)
     (Increase) decrease in other assets                                    237                          (153)
     Decrease in accrued expenses and other liabilities                    (417)                         (140)
     Change in deferred loan origination fees, net                           36                             7
                                                                      ------------                   -----------

     Net cash provided by operating activities                              398                           194
                                                                      ------------                   -----------
     Cash flows from investing activities:
     Purchase of FHLB stock                                                (333)                          (65)
     Purchases of held-to-maturity securities                              (987)                       (7,985)
     Purchases of available-for-sale securities                             ---                           ---
     Proceeds from maturities of held-to-maturity securities              1,529                         2,003
     Net increase in loans                                               (9,561)                       (3,576)
     Proceeds from sale of loans                                          1,056                           556
     Purchases of banking premises and equipment                           (704)                         (519)
                                                                      ------------                   -----------
     Net cash used in investing activities                               (9,000)                       (9,586)
                                                                      ------------                   -----------

     Cash flows from financing activities:
     Net increase in deposits                                            11,705                         6,838
     Proceeds from FHLB advances                                         47,886                        24,000
     Repayment of advances from FHLB                                    (43,532)                      (19,610)
     Common stock repurchases                                               ---                           (93)
                                                                      ------------                   -----------

     Net cash provided by financing activities                           16,059                        11,135
                                                                      ------------                   -----------
     Net increase in cash and cash equivalents                            7,457                         1,743

     Cash and cash equivalents at beginning of period                     6,025                         3,429
                                                                      ------------                   -----------

     Cash and cash equivalents at end of period                        $ 13,482                       $ 5,172
                                                                      ============                   ===========

     Supplemental cash flow information:
            Interest paid on deposits                                  $  1,712                       $ 1,281
            Interest paid on FHLB borrowings                           $  1,144                       $   822
            Income taxes paid                                          $    219                       $   243


See accompanying notes to unaudited condensed consolidated financial statements.

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


1)   BASIS OF PRESENTATION AND CONSOLIDATION

     The unaudited condensed consolidated interim financial statements of RFS Bancorp, Inc., a federally chartered mid-tier stock holding company, and subsidiary ("RFS Bancorp" or the "Company") presented herein should be read in conjunction with the consolidated financial statements for the year ended September 30, 2000 included in the Annual Report on Form 10-KSB of RFS Bancorp, Inc., the holding company for Revere Federal Savings Bank (the "Bank"). The operating results for the period ended March 31, 2001 are those of the Company and Bank. The Bank is a federally chartered stock savings bank founded in 1901. 47% of the shares of common stock of the Company are owned by the public and 53% are owned by Revere MHC, a federal mutual holding company.

     The unaudited consolidated interim financial statements herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for completed financial statements.

     The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     In the opinion of management, the consolidated financial statements reflect all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.

2)       COMMITMENTS AND CONTINGENCIES

     At March 31, 2001, the Bank had outstanding commitments to originate loans amounting to approximately $3.4 million, unused construction advances amounting to approximately $2.9 million and unused lines of credit amounting to approximately $2.8 million for commercial loans and $4.0 million for home equity loans.

3)       EARNINGS PER SHARE

     Earnings per share for the three months ended March 31, 2001 were $0.15 and $0.15, and for the six months ended March 31, 2001 were $0.34 and $0.34, respectively, on a basic and diluted basis.

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


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


4)       RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". Statement No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted the statement as of October 1, 2000. The adoption of SFAS No. 133 did not have a material effect on the Company's consolidated financial statements.

FASB has issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and rescinds SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The Company has not yet quantified the remaining provisions effective in 2001; however, the Company does not expect that the adoption of this statement will have a material impact on its financial position or results of operations.

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


5)       INVESTMENT SECURITIES

         Debt and equity securities have been classified in the consolidated balance sheets according to management's intention. The carrying amount of securities and their approximate fair values are as follows:

                                                         MARCH 31, 2001                     SEPTEMBER 30, 2000
                                                 ----------------------------         ----------------------------
                                                  AMORTIZED            FAIR            AMORTIZED            FAIR
                                                    COST              VALUE               COST              VALUE
                                                 -----------         --------         -----------          -------
                                                                           (In Thousands)
                                                                             (Unaudited)
     Securities available for sale:
              Mortgage-backed securities          $  5,842           $  5,887          $  5,987           $  5,830
              Marketable equity securities              24              1,170                24                976
                                                  --------           --------          --------           --------
                       Total                      $  5,866           $  7,057          $  6,011           $  6,806
                                                  ========           ========          ========           ========

     Securities held to maturity:
              U.S. government & federal
                agency obligations                $ 12,488           $ 12,918          $ 12,487           $ 12,304
              Mortgage-backed securities            16,966             17,128            17,139             16,885
              Asset-backed securities                2,053              2,017             2,239              2,285
              Foreign debt securities                   25                 25                25                 25
                                                  --------           --------          --------           --------
                       Total                      $ 31,532           $ 32,088          $ 31,890           $ 31,499
                                                  ========           ========          ========           ========

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


6)       LOANS

The following table presents selected data relating to the composition of the Company's loan portfolio by type of loan on the dates indicated.


                                                   AT MARCH 31, 2001                    AT SEPTEMBER 30, 2000
                                              --------------------------              ---------------------------
                                               AMOUNT           PERCENT                AMOUNT            PERCENT
                                              --------         ---------              --------          ---------
                                                                     (Dollars in Thousands)
                                                                          (Unaudited)
     Residential mortgage loans               $53,502           56.36%                $50,226              58.10%
     Commercial real estate loans              23,121           24.35                  18,251              21.11
     Construction and land loans                3,615            3.81                   4,472               5.17
     Commercial loans                           6,638            6.99                   6,689               7.74
     Consumer loans                             1,625            1.71                   1,524               1.77
     Home equity loans                          6,437            6.78                   5,281               6.11
                                              -------          -------                -------             -------

         Total loans                           94,938          100.00%                 86,443             100.00%
                                                               =======                                    =======

     Less:
     Deferred loan origination fees, net          187                                     151
     Allowance for loan losses                    835                                     746
                                             --------                                 -------

         Total loans, net                     $93,916                                 $85,546
                                             ========                                 =======

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


7)       Allowance for Loan Losses

The following table analyzes activity in the Company's allowance for loan losses for the periods indicated.



                                                                            SIX                         SIX
                                                                       MONTHS ENDED                MONTHS ENDED
                                                                      MARCH 31, 2001              MARCH 31, 2000
                                                                    ------------------          ------------------
                                                                                (Dollars in Thousands)
                                                                                      (Unaudited)
     Average loans, net                                                 $ 91,449                     $ 74,415
                                                                       ==========                   ==========
     Period-end gross loans                                               94,938                       76,192
                                                                       ==========                   ==========

     Allowance for loan losses at beginning of period                        746                          624
     Provision for loan losses                                                96                           72
     Plus recoveries                                                         ---                          ---
     Loans charged-off                                                        (7)                          (1)
                                                                       ----------                   ----------

     Allowance for loan losses at end of period                              835                          695
                                                                       ==========                   ==========

     Non-performing loans                                                    522                           20
                                                                       ==========                   ==========
     Ratios:
          Allowance for loan losses to period-end gross loans                .88%                         .91%
          Allowance for loan losses to non-performing loans                160.0%                     3,475.0%

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


8)       DEPOSITS AND BORROWED FUNDS

The following tables set forth the various types of deposit accounts at the Company and the balances in these accounts as well as the borrowings of the Company at the dates indicated.



                                               AT MARCH 31, 2001                       AT SEPTEMBER 30, 2000
                                          -----------------------------            ------------------------------
                                           AMOUNT              PERCENT              AMOUNT               PERCENT
                                          --------            ---------            --------             ---------
                                                                  (Dollars in Thousands)
                                                                        (Unaudited)
     Deposits:
     Savings accounts                    $ 22,095               21.21%             $22,207                 24.02%
     NOW checking                          10,033                9.63                8,913                  9.64
     Demand deposits                       15,591               14.97               13,039                 14.10
     Money market accounts                  9,014                8.66                2,699                  2.92
     Certificates of deposit               47,421               45.53               45,591                 49.32
                                         --------              ------              -------                ------

          Total deposits                 $104,154              100.00%             $92,449                100.00%
                                         ========              ======              =======                ======

     Borrowed funds:
     Advances from FHLB                    38,258                                   33,904
     Other borrowed funds                     ---                                      ---
                                         --------                                  -------

          Total borrowed funds             38,258                                   33,904
                                         ========                                  =======

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2001

GENERAL

         The following discussion compares the financial condition of RFS Bancorp, Inc. (the "Company") at March 31, 2001 to September 30, 2000, and the results of operations for the three months and six months ended March 31, 2001, compared to the same periods in 2000. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included within this report.

         The Company may from time to time make written or oral "forward-looking statements." These forward-looking statements may be contained in this quarterly filing with the Securities and Exchange Commission (the "SEC"), the Annual Report to Shareholders, other filings with the SEC, and in other communications by the Company, which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "may,""could," "should,""would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements.

         Forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties. The following factors, many of which are subject to change based on various other factors beyond the Company's control, and other factors discussed in this Form 10-QSB, as well as other factors identified in the Company's filings with the SEC and those presented elsewhere by management from time to time, could cause its financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

         o the strength of the United States economy in general and the strength of the local economies in which the Company conduct operations;

         o the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

         o    inflation, interest rate, market and monetary fluctuations;

         o the timely development of and acceptance of new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;

         o the willingness of users to substitute competitors' products and services for the Company's products and services;

         o the Company's success in gaining regulatory approval of their products and services, when required;

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2001

         o the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);

         o the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);

         o    the impact of technological changes;

         o    acquisitions;

         o    changes in consumer spending and saving habits; and

         o the Company's success at managing the risks involved in their business.

         This list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

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

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2001


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

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2001



daily balances. Loans on nonaccrual status are included in the average balances of loans shown in the tables. The investment securities in the following tables are presented at amortized cost.

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2001


                                                  THREE MONTHS ENDED MARCH 31, 2001            THREE MONTHS ENDED MARCH 31, 2000
                                              -----------------------------------------     ----------------------------------------
                                                               INTEREST                                      INTEREST
                                               AVERAGE         INCOME/         YIELD/        AVERAGE         INCOME/         YIELD/
                                               BALANCE         EXPENSE          RATE         BALANCE         EXPENSE          RATE
                                              ---------       ----------      --------      ---------       ----------       -------
                                                                     (DOLLARS IN THOUSANDS) (UNAUDITED)
 INTEREST-EARNING ASSETS:

 Total loans, net                              $ 93,375        $  1,902         8.15%        $ 75,075        $  1,482         7.90%
 Investments                                     38,874             689         7.09%          35,623             604         6.78%
 Other earning assets                             5,677              74         5.21%           2,340              31         5.30%
                                              ---------       ----------                    ---------       ----------

 Total interest-earning assets                  137,926           2,665         7.73%         113,038           2,117         7.49%
                                                              ----------                                    ----------

 Cash and due from banks                          3,927                                         1,825
 Other assets                                     5,814                                         5,192
                                              ---------                                     ---------

 Total assets                                 $ 147,667                                     $ 120,055
                                              =========                                     =========

 INTEREST-BEARING LIABILITIES:

 Passbook & Statement Savings                 $  20,774             118         2.27%       $  18,166              70         1.54%
 NOW's and MMA's                                 15,723              78         1.98%          10,795              45         1.67%
 Certificate of deposits                         46,889             675         5.76%          41,698             540         5.18%
                                              ---------       ----------                    ---------       ----------

 Total interest-bearing deposits                 83,386             871         4.18%          70,659             655         3.71%

 FHLB borrowings                                 35,345             586         6.63%          29,353             431         5.87%
                                              ---------       ----------                    ---------       ----------

 Total interest-bearing liabilities             118,731           1,457         4.91%         100,012           1,086         4.34%
                                                              ----------                                    ----------

 Demand deposit accounts                         12,244                                         9,000
 Other liabilities                                5,965                                           921
                                              ---------                                     ---------

 Total liabilities                              136,940                                       109,933

 Stockholders' equity                            10,727                                        10,122
                                              ---------                                     ---------

 Total liabilities and stockholders' equity   $ 147,667                                     $ 120,055
                                              =========                                     =========

 Net interest income                                          $   1,208                                      $  1,031
                                                              =========                                      ========

 Interest rate spread                                                           2.82%                                         3.15%

 Net interest margin                                                            3.50%                                         3.65%

 Interest-earning assets/interest-bearing                                     116.17%                                       113.02%
  liabilities

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2001


                                                   SIX MONTHS ENDED MARCH 31, 2001              SIX MONTHS ENDED MARCH 31, 2000
                                              -----------------------------------------     ----------------------------------------
                                                               INTEREST                                      INTEREST
                                               AVERAGE         INCOME/         YIELD/        AVERAGE         INCOME/         YIELD/
                                               BALANCE         EXPENSE          RATE         BALANCE         EXPENSE          RATE
                                              ---------       ----------      --------      ---------       ----------       -------
                                                                     (DOLLARS IN THOUSANDS) (UNAUDITED)
 INTEREST-EARNING ASSETS:
 Total loans, net                             $ 91,449         $  3,772         8.25%        $ 74,415          $ 2,949        7.93%
 Investments                                    39,094            1,389         7.11%          33,584            1,128        6.72%
 Other earning assets                            3,912              107         5.47%           3,261               85        5.21%
                                              ---------       ----------                    ---------        ----------
 Total interest-earning assets                 134,455            5,268         7.84%         111,260            4,162        7.48%
                                                              ----------                                     ----------

 Cash and due from banks                         3,830                                          1,772
 Other assets                                    5,742                                          5,085
                                              ---------                                     ---------

 Total assets                                 $144,027                                       $118,117
                                              =========                                     =========

 INTEREST-BEARING LIABILITIES:

 Passbook & Statement Savings                 $ 21,283             231          2.17%        $ 18,013              137        1.52%
 NOW's and MMA's                                14,077             131          1.86%          10,296               80        1.55%
 Certificate of deposits                        46,400           1,344          5.79%          41,633            1,064        5.11%
                                              ---------       ----------                    ---------        ----------

 Total interest-bearing deposits                81,760           1,706          4.17%          69,942            1,281        3.66%

 FHLB borrowings                                37,676           1,155          6.13%          28,260              822        5.82%
                                              ---------       ----------                    ---------        ----------

 Total interest-bearing liabilities            119,436           2,861          4.79%          98,202            2,103        4.28%
                                                              ----------                                     ----------

Demand deposit accounts                         11,939                                          8,887
Other liabilities                                2,096                                            888
                                              ---------                                     ----------

Total liabilities                              133,471                                        107,977

Stockholders' equity                            10,556                                         10,140
                                              ---------                                     ----------

Total liabilities and stockholders' equity    $144,027                                       $118,117
                                              =========                                     ==========

Net interest income                                           $  2,407                                        $  2,059
                                                             ===========                                    ===========

 Interest rate spread                                                           3.05%                                         3.20%

 Net interest margin                                                            3.58%                                         3.70%

 Interest-earning assets/interest-bearing liabilities                         112.57%                                       113.30%

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2001


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


                                                               Three Months Ended March 31,
                                                                      2001 vs. 2000
                                                                   Increase (decrease)
                                                 ----------------------------------------------------
                                                            Due to
                                                 ------------------------------
                                                   Rate                 Volume                Total
                                                 ----------------------------------------------------
                                                                      (In Thousands)
                                                                       (Unaudited)
 Interest and dividend income:

 Loans, net                                        $ 49                  $ 371                $ 420
 Investments                                         28                     57                   85
 Other earning assets                                 0                     43                   43
                                                   ----                  -----                -----
 Total                                               77                    471                  548
                                                   ----                  -----                -----
 Interest expense:

 Deposits                                           111                    105                  216
 Borrowed funds                                      60                     95                  155
                                                   ----                  -----                -----
 Total                                              171                    200                  371
                                                   ----                  -----                -----
 Change in net interest income                     ($94)                 $ 271                $ 177
                                                   ====                  =====                =====

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2001


                                                                Six Months Ended March 31,
                                                                      2001 vs. 2000
                                                                   Increase (decrease)
                                                 ----------------------------------------------------
                                                            Due to
                                                 ------------------------------
                                                   Rate                 Volume                Total
                                                 ----------------------------------------------------
                                                                      (In Thousands)
                                                                       (Unaudited)
 Interest and dividend income:

 Loans, net                                        $125                  $ 698                $ 823
 Investments                                         68                    193                  261
 Other earning assets                                 4                     18                   22
                                                   ----                  -----                -----
 Total                                              197                    909                1,106
                                                   ----                  -----                -----
 Interest expense:

 Deposits                                           235                    190                  425
 Borrowed funds                                      46                    287                  333
                                                   ----                  -----                -----
 Total                                              281                    477                  758
                                                   ----                  -----                -----
 Change in net interest income                     ($84)                 $ 432                $ 348
                                                   ====                  =====                =====

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2001

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND SEPTEMBER 30, 2000.

         Total assets increased by $16.7 million or 12.2% to $153.6 million at March 31, 2001 from $136.9 million at September 30, 2000. Total net loans increased by $8.4 million or 9.8% to $93.9 million at March 31, 2001 as compared to $85.5 million at September 30, 2000. Cash and cash equivalents increased by $7.5 million or 123.8% to $13.5 million at March 31, 2001 from $6.0 million at September 30, 2000. This increase is primarily due to increases in our deposit accounts.

         Total liabilities increased by $16.2 million or 12.6% at March 31, 2001 to $142.7 million from $126.7 million at September 30, 2000. Total deposits increased by $11.7 million or 12.7% to $104.2 million at March 31, 2001 from $92.4 million at September 30, 2000. Total Federal Home Loan Bank of Boston borrowings increased by $4.4 million or 12.8% to $38.3 million at March 31, 2001 from $33.9 million at September 30, 2000.

COMPARISON OF THE OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000.

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

NET INCOME. The Company's net income for the three months ended March 31, 2001 was $127,000 as compared to $137,000 for the three months ended March 31, 2000. This $10,000 or 7.3% decrease in net income during the period was the result of an increase of $548,000 in interest and dividend income, an increase of $12,000 in other income, offset by an increase of $371,000 in interest expense, an increase in provision for loan losses of $12,000, an increase of $200,000 in operating expenses. The continued expansion of the Company's lending activities accounted for the increase in interest income, while its operating expenses increased due to the Company's planned expenditures in human and technological resources, including increased

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2001

staffing. The return on average assets for the three months ended March 31, 2001 was .34% compared to .46% for the three months ended March 31, 2000.


NET INTEREST AND DIVIDEND INCOME BEFORE PROVISION FOR LOAN LOSSES. The Company's net interest and dividend income before provision for loan losses for the three months ended March 31, 2001 increased $177,000 or 17.2% to $1.2 million from $1.0 million for the three months ended March 31, 2000. The increase is attributed to a combination of the $420,000 increase in interest and fees on loans and an increase of $85,000 in interest and dividends on securities, offset by an increase of $371,000 in interest expense on deposits and borrowed funds due to higher interest rates.

         The average yield on interest-earning assets increased 24 basis points to 7.73% for the three months ended March 31, 2001 from 7.49% for the three months ended March 31, 2000, while the average cost on interest-bearing liabilities increased by 57 basis points to 4.91% for the three months ended March 31, 2001 from 4.34% for the three months ended March 31, 2000. The interest rate spread decreased to 2.82% for the three months ended March 31, 2001 from 3.15% for the three months ended March 31, 2000 and the net interest margin decreased from 3.65% to 3.50% during this period.

INTEREST AND DIVIDEND INCOME. Total interest and dividend income increased by $548,000 or 25.9% to $2.7 million for the three months ended March 31, 2001 from $2.1 million for the three months ended March 31, 2000. The increase in interest and dividend income was a result of higher interest rates and increased volume of commercial and commercial real estate loans. The average balance of net loans for the three months ended March 31, 2001 was $93.4 million compared to $75.1 million for the three months ended March 31, 2000. The average yield on net loans was 8.15% for the three months ended March 31, 2001 compared to 7.90% for the three months ended March 31, 2000. The average balance of investment securities for the three months ended March 31, 2001 was $38.9 million compared to $35.6 million for the three months ended March 31, 2000. The average yield on investment securities was 7.09% for the three months ended March 31, 2001 compared to 6.78% for the three months ended March 31, 2000.

INTEREST EXPENSE. Interest expense increased by $371,000 or 34.2 % to $1.5 million for the three months ended March 31, 2001 from $1.1 million for the three months ended March 31, 2000. Interest expense increased primarily as a result of an increase in interest rates paid on FHLB borrowings and deposit accounts and an increase in the level of FHLB borrowings during the three months ended March 31, 2001 as compared to the same period in 2000. Average interest-bearing deposits increased by $12.7 million or 18.0% to $83.4 million for the three months ended March 31, 2001 from $70.7 million for the three months ended March 31, 2000. This increase is

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2001

primarily due to increases resulting from an increase in checking products, certificate of deposit products with competitive rates and new deposits attributable to the Chelsea branch. Accordingly, interest expense on deposits increased $216,000 or 33.0% to $871,000 for the three months ended March 31, 2001 compared to $655,000 for the three months ended March 31, 2000. Interest expense on advances from the FHLB increased $155,000 or 36.0% to $586,000 for the three months ended March 31, 2001 from $431,000 for the three months ended March 31, 2000. This is attributable to rising rates paid on borrowings, and an increase in the level of such advances.

PROVISION FOR LOAN LOSSES. The provision for loan losses is a result of the Company's periodic analysis of the adequacy of the allowance for loan losses. The provision for loan losses increased $12,000 or 33.3% to $48,000 for the three months ended March 31, 2001 as compared to $36,000 for the same period in 2000. The provision reflects management's assessment of potential losses and is based on a review of the risk characteristics as well as the growth of the loan portfolio. The Bank considers many factors in determining the level of the provision for loan losses. Collateral value on a loan by loan basis, trends of loan delinquencies, risk classification identified in the Bank's regular review of individual loans, and economic conditions are major factors in establishing the provision. At March 31, 2001, the balance of the allowance for loan losses was $835,000 or .88% of total loans versus $746,000 or .86% of total loans at September 30, 2000. As the Bank continues to expand its small business lending, additional increases to the provision are likely.

NONINTEREST INCOME. Total noninterest income increased by $12,000 or 12.8% to $106,000 for the three months ended March 31, 2001 from $94,000 for the three months ended March 31, 2000. The increase was primarily the result of increased fees on transactional deposit accounts. The Company anticipates increases to noninterest income as it continues to expand the volume of its deposit relationships. It is also the Company's goal to increase its level of noninterest income by expanding its delivery systems and by continually considering additional sources of revenue.

NONINTEREST EXPENSE. Noninterest expense increased by $200,000 or 22.8% to $1.1 million for the three months ended March 31, 2001 from $876,000 for the three months ended March 31, 2000. The increase resulted primarily from planned expenditures in human and technological resources. Salaries and employee benefits, the largest component of noninterest expense was $552,000 for the three months ended March 31, 2001 as compared to $471,000 for the three months ended March 31, 2000, an increase of $81,000 or 17.2%. This increase was primarily associated with the addition of full time employees to staff the Bank's customer service, commercial lending and operations departments.

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2001


INCOME TAXES. The provision for income taxes amounted to $63,000 for the three months ended March 31, 2001 as compared to $76,000 for the three months ended March 31, 2000, resulting in effective tax rate of 33.2% and 35.7%, respectively. The effective tax rate reflects the Company's utilization of a securities investment subsidiary to substantially reduce state income taxes.

COMPARISON OF THE OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000.

NET INCOME. The Company's net income for the six months ended March 31, 2001 was $293,000 as compared to $318,000 for the six months ended March 31, 2000. This $25,000 or 7.9% decrease in net income during the six months ended March 31, 2001 was the result of an increase of $1.1 million in interest and dividend income and an increase of $35,000 in other income, offset by an increase of $758,000 in interest expense and an increase in provision for loan losses of $24,000 and an increase of $411,000 in operating expenses. The Company's continued expansion of its lending activities accounted for the increase in interest income, while its interest expense increased due to rising interest rates and operating expenses increased due to the Company's planned expenditures in human and technological resources. The return on average assets for the six months ended March 31, 2001 was .41% compared to .54% for the six months ended March 31, 2000.

NET INTEREST AND DIVIDEND INCOME BEFORE PROVISION FOR LOAN LOSSES. The Company's net interest and dividend income before provision for loan losses for the six months ended March 31, 2001 increased $348,000 or 16.9% to $2.4 million from $2.1 million for the six months ended March 31, 2000. The increase is attributed to a combination of the $823,000 increase in interest and fees on loans and an increase of $261,000 in interest and dividends on securities, offset by an increase of $758,000 in interest expense on deposits and borrowed funds due to higher interest rates and a higher level of funds borrowed.

         The average yield on interest-earning assets increased 36 basis points to 7.84% for the six months ended March 31, 2001 from 7.48% for the six months ended March 31, 2000, while the average cost on interest-bearing liabilities increased by 51 basis points to 4.79% for the six months ended March 31, 2001 from 4.28% for the six months ended March 31, 2000. The interest rate spread decreased to 3.05% for the six months ended March 31, 2001 from 3.20% for the six months ended March 31, 2000 and the net interest margin decreased from 3.70% to 3.58% during the six months ended March 31, 2001 as compared to the same period in 2000.

 INTEREST AND DIVIDEND INCOME. Total interest and dividend income increased by $1.1 million or

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2001


26.6% to $5.3 million for the six months ended March 31, 2001 from $4.2 million for the six months ended March 31, 2000. The increase in interest and dividend income was a result of a higher level of commercial and commercial real estate loans. The average balance of net loans for the six months ended March 31, 2001 was $91.4 million compared to $74.4 million for the six months ended March 31, 2000. The average yield on net loans was 8.25% for the six months ended March 31, 2001 compared to 7.93% for the six months ended March 31, 2000, reflecting a general increase in interest rates. The average balance of investment securities for the six months ended March 31, 2001 was $39.1 million compared to $33.6 million for the six months ended March 31, 2000. The average yield on investment securities was 7.11% for the six months ended March 31, 2001 compared to 6.72% for the six months ended March 31, 2000.

INTEREST EXPENSE. Interest expense increased by $758,000 or 36.0% to $2.9 million for the six months ended March 31, 2001 from $2.1 million for the six months ended March 31, 2000. Interest expense increased primarily as a result of an increase in interest rates paid on FHLB borrowings and deposit accounts and an increase in the level deposits and FHLB borrowings during the six months ended March 31, 2001. Average interest-bearing deposits increased by $11.8 million or 16.9% to $81.8 million for the six months ended March 31, 2001 from $69.9 million for the same period in 2000. Deposit balances have increased as a result of an increase in checking products, certificate of deposit products with competitive rates and deposits attributable to the Chelsea branch. Accordingly, interest expense on deposits increased $425,000 or 33.2% to $1.7 million for the six months ended March 31, 2001 compared to $1.3 million for the six months ended March 31, 2000. Interest expense on FHLB borrowings increased $333,000 or 40.5% to $1.2 million for the six months ended March 31, 2001 from $822,000 for the six months ended March 31, 2000. This is attributable to an increase in the rates paid on FHLB borrowings and an increase in the level of such borrowings.

PROVISION FOR LOAN LOSSES. The provision for loan losses increased $24,000 or 33.3% to $96,000 for the six months ended March 31, 2001 as compared to $72,000 for the same period in 2000. The provision reflects management's assessment of potential losses and is based on a review of the risk characteristics as well as the growth of the loan portfolio. The Bank considers many factors in determining the level of the provision for loan losses. Collateral value on a loan by loan basis, trends of loan delinquencies, risk classification identified in the Bank's regular review of individual loans, and economic conditions are major factors in establishing the provision. At March 31, 2001, the balance of the allowance for loan losses was $835,000 or .88% of total loans. As the Bank continues to expand its small business lending, additional increases to the provision are likely.


NONINTEREST INCOME. Total noninterest income increased by $35,000 or 17.7% to $233,000 for the six months ended March 31, 2001 from $198,000 for the six months ended March 31, 2000. The

                        RFS BANCORP, INC. AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2001

increase was primarily the result of increased fees on transactional deposit accounts. The Company anticipates increases to noninterest income as it continues to expand the volume of its deposit relationships. It is also the Company's goal to increase its level of noninterest income by expanding its delivery systems and by continually considering additional sources of revenue.

NONINTEREST EXPENSE. Noninterest expense increased by $411,000 or 24.2% to $2.1 million for the six months ended March 31, 2001 from $1.7 million for the six months ended March 31, 2000. The increase resulted primarily from planned expenditures in human and technological resources. Salaries and employee benefits, the largest component of noninterest expense was $1.1 million for the six months ended March 31, 2001 as compared to $888,000 for the six months ended March 31, 2000, an increase of $176,000 or 19.8%. This increase was primarily associated with the addition of full time employees to staff the Bank's customer service, commercial lending and operations departments.

INCOME TAXES. The provision for income taxes amounted to $145,000 for the six months ended March 31, 2001 as compared to $172,000 for the six months ended March 31, 2000, resulting in effective tax rate of 33.1% and 35.0%, respectively. The effective tax rate reflects the Company's utilization of a securities investment subsidiary to substantially reduce state income taxes.

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

         The Office of Thrift Supervision regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation. Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Company believes it could borrow additional funds from the FHLB. At March 31, 2001, the Company had borrowings of $38.3 million.

         At March 31, 2001, the Company had $3.4 million in outstanding commitments to originate loans. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less totaled $37.2 million at March 31, 2001. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank.

         At March 31, 2001, the Company and the Bank exceeded all of their regulatory capital requirements.

                       RFS BANCORP, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                                 MARCH 31, 2001


 PART II OTHER INFORMATION

 ITEM 4  SUBMISSION OF MATTERS TO VOTE OF SECURITYHOLDERS

         The Company held its Annual Meeting of Shareholders ("Meeting") on January 17, 2001. All of the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to shareholders and the tabulation of votes for each proposal is as follows:


         1.       Election of Directors

         The number of votes cast with respect to this matter was as follows:


                   Nominee                   For                 Withheld               Broker Non-Votes
                   -------                   ---                 --------               ----------------
           Theodore E. Charles             754,856                 175                          0

           James J. McCarthy               754,981                  50                          0

           J. Michael O'Brien              755,006                  25                          0


          2. Ratification of the appointment of Shatswell MacLeod & Co., to act as independent auditors for RFS Bancorp, Inc. for fiscal year ending September 30, 2001.

          The number of votes cast with respect to this matter was as follows:


                          For             Against          Abstain           Broker Non-Votes
                          ---             -------          -------           ----------------

                        753,431             50              1,550                    0

                       RFS BANCORP, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                                 MARCH 31, 2001



ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

 (a)      Exhibits
          None

 (b)      Reports on Form 8-K
          None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RFS BANCORP, INC.

Date:  May 09, 2001                     By: /s/ James J. McCarthy
     ---------------                       --------------------------------
                                           James J. McCarthy
                                           President and Chief Executive Officer

Date:  May 09, 2001                     By: /s/ Anthony J. Patti
     ---------------                       --------------------------------
                                           Anthony J. Patti
                                           Executive Vice President and
                                           Chief Financial Officer (principal
                                           accounting officer)