Form 10QSB
period 2001-06-30
RFS BANCORP INC
filed 2001-08-14
CIK 1069545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ To ___________

Commission file number 0-25047

RFS BANCORP, INC.
(Exact name of registrant as specified in its charter)

UNITED STATES	04-3449818

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

310 BROADWAY
REVERE, MASSACHUSETTS	02151

(Address of principal executive offices)	(Zip Code)

(781) 284-7777

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES            ☐         NO       ☒

As of August 14, 2001, 884,923 shares of the registrant’s common stock were outstanding.

RFS BANCORP, INC. and SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)

	June 30, 2001	September 30, 2000

	(Unaudited)
ASSETS
Cash and due from banks	$6,958	$4,929
Federal funds sold	2,505	1,096

Total cash and cash equivalents	9,463	6,025
Securities available for sale, at fair value	6,675	6,806
Securities held to maturity, at amortized cost	30,317	31,890
Federal Home Loan Bank, (“FHLB”) stock, at cost	2,144	1,811
Loans, net of allowance for loan losses of $882 and $746, respectively	95,035	85,546
Bank premises and equipment, net	4,423	3,783
Accrued interest receivable	1,016	808
Other assets	654	275

Total assets	$149,727	$136,944

LIABILITIES and STOCKHOLDERS’ EQUITY

Deposits	$108,286	$92,449
FHLB borrowings	29,929	33,904
Accrued expenses and other liabilities	820	352

Total liabilities	139,035	126,705

Stockholders’ equity:

Common stock $.01 par value, 5,000,000 shares authorized, 933,523 shares issued and 884,923 shares outstanding	9	9
Additional paid-in capital	3,776	3,759
Retained earnings	7,093	6,923
Unearned shares, stock-based incentive plan (13,837 shares, at cost)	(162)	(162)
Treasury stock (48,600 shares, at cost)	(435)	(435)
Accumulated other comprehensive income	692	461
Unallocated ESOP shares	(281)	(316)

Total stockholders’ equity	10,692	10,239

Total liabilities and stockholders’ equity	$149,727	$136,944

See accompanying notes to unaudited condensed consolidated financial statements.

RFS BANCORP, INC. and SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)

	Three Months Ended

	June 30, 2001	June 30, 2000

	(Unaudited)
Interest and dividend income:

Interest and fees on loans	$1,926	$1,582
Interest and dividends on securities	662	700
Other interest	83	27

Total interest and dividend income	2,671	2,309

Interest expense:

Deposits	896	715
FHLB borrowings	490	530

Total interest expense	1,386	1,245

Net interest and dividend income	1,285	1,064

Provision for loan losses	48	36

Net interest and dividend income, after provision for loan losses	1,237	1,028

Other income:

Service charges on deposit accounts	22	19
Other income	88	81

Total other income	110	100

Operating expenses:

Salaries and employees benefits	587	492
Occupancy expense	87	49
Equipment expense	86	67
Advertising expense	16	16
Office supplies expense	21	19
Data processing expenses	56	58
Professional fees	68	69
Other expenses	608	163

Total operating expenses	1,529	933

Income before income taxes	(182)	195

Provision for income taxes	(59)	64

Net income	$(123)	$131

Basic earnings(loss) per share	$(0.14)	$0.15
Diluted earnings(loss) per share	$(0.14)	$0.15

Weighted average shares outstanding :
Basic	858,081	868,819
Diluted	882,036	875,094

See accompanying notes to unaudited condensed consolidated financial statements.

RFS BANCORP, INC. and SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)

	Nine Months Ended

	June 30, 2001	June 30, 2000

	(Unaudited)
Interest and dividend income:

Interest and fees on loans	$5,697	$4,531
Interest and dividends on securities	2,052	1,828
Other interest	190	112

Total interest and dividend income	7,939	6,471

Interest expense:

Deposits	2,602	1,996
FHLB borrowings	1,645	1,352

Total interest expense	4,247	3,348

Net interest and dividend income	3,692	3,123

Provision for loan losses	144	108

Net interest and dividend income, after provision for loan losses	3,548	3,015

Other income:

Service charges on deposit accounts	73	168
Other income	270	130

Total other income	343	298

Operating expenses:

Salaries and employees benefits	1,651	1,379
Occupancy expense	244	153
Equipment expense	223	190
Advertising expense	76	49
Office supplies expense	52	56
Data processing expenses	180	172
Professional fees	262	188
Other expenses	947	441

Total operating expenses	3,635	2,628

Income before income taxes	256	685

Provision for income taxes	86	236

Net income	$170	$449

Basic earnings per share	$0.20	$0.50
Diluted earnings per share	$0.20	$0.50

Weighted average shares outstanding :
Basic	858,081	889,600
Diluted	873,107	895,290

See accompanying notes to unaudited condensed consolidated financial statements.

RFS BANCORP, INC. and SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED JUNE 30, 2001 AND 2000
(In Thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned shares, Stock-based Incentive Plan	Accumulated Other Comprehensive Income(Loss)	Unallocated ESOP Shares	Total Stockholders’ Equity

Balance at September 30, 2000	$9	$3,759	$6,923	$(435)	$(162)	$461	$(316)	$10,239
Comprehensive income:
Net income	---	---	170	---	---	---	---	---
Change in unrealized holding gain on securities available for sale, net of taxes	---	---	---	---	---	231	---	---
Comprehensive income								401
Unearned compensation payment	---	---	---	---	---	---	35	35
Common stock repurchases	---	---	---	---	---	---	---	---
Recognition and retention plan	---	17	---	---	---	---	---	17

Balance at June 30, 2001	$9	$3,776	$7,093	$(435)	$(162)	$692	$(281)	$10,692

Balance at September 30, 1999	$9	$3,736	$6,357	$ ---	$(168)	$437	$(351)	$10,020
Comprehensive income:
Net income	---	---	449	---	---	---	---	---
Change in unrealizedholding gain on securities available for sale, net of taxes	---	---	---	---	---	(172)	---	---
Comprehensive income								277
Unearned compensation payment	---	---	---	---	---	---	35	35
Common stock repurchases	---	---	---	(435)	---	---	---	(435)
Recognition and retention plan	---	16	---	---	6	---	---	22

Balance at June 30, 2000	$9	$3,752	$6,806	$(435)	$(162)	$265	$(316)	$9,919

See accompanying notes to unaudited condensed consolidated financial statements.

RFS BANCORP, INC. and SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(In Thousands)
	Nine Months Ended June 30, 2001	Nine Months Ended June 30, 2000

Cash flows from operating activities:	(unaudited )

Net income	$170	$449
Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	144	108
(Gain) loss on sale of loans	10	5
Amortization, net of accretion, of securities	(19)	11
Depreciation	234	180
Earned MRRP shares	17	22
Reduction in unallocated ESOP shares	35	35
Increase in interest receivable	(208)	(284)
(Increase) decrease in other assets	(53)	(282)
Increase (decrease) in accrued expenses and other liabilities	(33)	35
Change in deferred loan origination fees, net	21	115

Net cash provided by operating activities	318	394

Cash flows from investing activities:
Purchase of FHLB stock	(333)	(294)
Purchases of held-to-maturity securities	(987)	(8,483)
Purchases of available-for-sale securities	---	(1,524)
Proceeds from maturities of held-to-maturity securities	3,108	2,857
Net increase in loans	(11,139)	(9,946)
Proceeds from sale of loans	1,483	853
Purchases of banking premises and equipment	(874)	(1,252)

Net cash used in investing activities	(8,742)	(17,789)

Cash flows from financing activities:
Net increase in deposits	15,837	8,394
Proceeds from FHLB advances	50,293	42,500
Repayment of advances from FHLB	(54,268)	(32,317)
Common stock repurchases	---	(435)

Net cash provided by financing activities	11,862	18,142

Net increase in cash and cash equivalents	3,438	747

Cash and cash equivalents at beginning of period	6,025	3,429

Cash and cash equivalents at end of period	$9,463	$4,176

Supplemental cash flow information:
Interest paid on deposits	$2,305	$1,995
Interest paid on FHLB borrowings	$1,683	$1,165
Income taxes paid	$224	$352

See accompanying notes to unaudited condensed consolidated financial statements.

RFS BANCORP, INC. and SUBSIDIARY
Part I - Financial Information
Item 1 - Financial Statements
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2001

1)          Basis of Presentation and Consolidation

The unaudited condensed consolidated interim financial statements of RFS Bancorp, Inc., a federally chartered mid-tier stock holding company (“RFS Bancorp” or the “Company”) and subsidiary presented herein should be read in conjunction with the consolidated financial statements for the year ended September 30, 2000 included in the Annual Report on Form 10-KSB of RFS Bancorp, the holding company for Revere Federal Savings Bank (the “Bank”).  The operating results for the periods ended June 30, 2001 are those of the Company and Bank. The Bank is a federally chartered stock savings bank founded in 1901.  47% of the shares of common stock of the Company are owned by the public and 53% are owned by Revere MHC, a federal mutual holding company.

The unaudited consolidated interim financial statements herein have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America  for completed financial statements.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the
United States of America.

In the opinion of management, the consolidated financial statements reflect all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of such information.  Interim results are not necessarily indicative of results to be expected for the entire year.

2)          Commitments and Contingencies

At June 30, 2001, the Bank had outstanding commitments to originate loans amounting to approximately $5.4 million, unused construction advances amounting to approximately $2.2 million and unused lines of credit amounting to approximately $2.4 million for commercial loans and $4.3 million for home equity loans.

3)          Earnings Per Share

Earnings(loss) per share for the three months ended June 30, 2001 and June 30, 2000 were ($0.14) and $0.15, and for the nine months ended June 30, 2001 and June 30, 2000 were $0.20 and $0.50,  respectively, on a basic and diluted basis.

Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period.  In calculating basic earnings per share, the number of shares of common stock outstanding is reduced by the number of shares held by the Company’s Employee Stock Ownership Plan (the “ESOP”) that have not been allocated or are not committed for release to participants’ individual accounts.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and unearned RRP shares and are determined using the treasury stock method.

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

FASB has issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  This Statement replaces SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and rescinds SFAS Statement No. 127, “Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125".  SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.  This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.  This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurringafter March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000.  The Company has not yet quantified the remaining provisions effective in 2001; however, the Company does not expect that the adoption of this statement will have a material impact on its financial position or results of operations.

             Statement of Financial Accounting Standards No. 141 improves the consistency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method - the purchase method.  Use of the pooling-of-interests method is no longer permitted.  Statement No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001.  Management does not anticipate any impact on the consolidated financial statements upon adoption of this statement.

             Statement of Financial Accounting Standards No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  The amortization of goodwill ceases upon adoption of the Statement, which for most companies, will be January 1, 2002.  Management does not anticipate any impact on the consolidated financial statements upon adoption of this statement.

5)          Investment Securities

             Debt and equity securities have been classified in the consolidated balance sheets according to management’s intention.  The carrying amount of securities and their approximate fair values are as follows:

	June 30, 2001		September 30, 2000

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

		(In Thousands)
		(Unaudited)
Securities available for sale:
Mortgage-backed securities	$5,458	$5,447	$5,987	$5,830
Marketable equity securities	24	1,228	24	976

Total	$5,482	$6,675	$6,011	$6,806

Securities held to maturity:
U.S. government & federal agency obligations	$12,489	$12,803	$12,487	$12,304
Mortgage-backed securities	15,941	16,038	17,139	16,885
Asset-backed securities	1,862	1,809	2,239	2,285
Foreign debt securities	25	25	25	25

Total	$30,317	$30,675	$31,890	$31,499

6)            Loans

The following table presents selected data relating to the composition of the Company’s loan portfolio by type of loan on the dates indicated.

	At June 30, 2001		At September 30, 2000

	Amount	Percent	Amount	Percent

		(Dollars in Thousands)
		(Unaudited)
Residential mortgage loans	$56,869	59.18%	$50,226	58.10%
Commercial real estate loans	22,677	23.60	18,251	21.11
Construction and land loans	3,511	3.66	4,472	5.17
Commercial loans	7,020	7.31	6,689	7.74
Consumer loans	1,618	1.68	1,524	1.77
Home equity loans	4,394	4.57	5,281	6.11

Total loans	96,089	100.00%	86,443	100.00%

Less:
Deferred loan origination fees, net	172		151
Allowance for loan losses	882		746

Total loans, net	$95,035		$85,546

7)          Allowance for Loan Losses

The following table analyzes activity in the Company’s allowance for loan losses for the periods indicated.

	Nine Months Ended June 30, 2001	Nine Months Ended June 30, 2000

	(Dollars in Thousands)
	(Unaudited)
Average loans, net	$92,514	$75,992

Period-end gross loans	$96,089	$82,262

Allowance for loan losses at beginning of period	$746	$624
Provision for loan losses	144	108
Plus recoveries	---	---
Loans charged-off	(8)	(1)

Allowance for loan losses at end of period	$882	$731

Non-performing loans	$522	$21

Ratios:
Allowance for loan losses to period-end gross loans	.92%	.89%
Allowance for loan losses to non-performing loans	169.0%	3,481.0%

8)    Deposits and Borrowed Funds

The following tables set forth the various types of deposit accounts at the Company and the balances in these accounts as well as the borrowings of the Company at the dates indicated.

	At June 30, 2001		At September 30, 2000

	Amount	Percent	Amount	Percent

		(Dollars in Thousands)
		(Unaudited)
Deposits:
Savings accounts	$23,837	22.01%	$22,207	24.02%
NOW checking	11,064	10.22	8,913	9.64
Demand deposits	18,095	16.71	13,039	14.10
Money market accounts	7,988	7.38	2,699	2.92
Certificates of deposit	47,302	43.68	45,591	49.32

Total deposits	$108,286	100.00%	$92,449	100.00%

Borrowed funds:
Advances from FHLB	$29,929		$33,904
Other borrowed funds	---		---

Total borrowed funds	$29,929		$33,904

Part I - Financial Information
Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations
June 30, 2001

General

             The following discussion compares  the  financial  condition  of RFS Bancorp, Inc. (the “Company”)  at June 30, 2001 to September 30, 2000, and the results of operations for the three months and nine months ended June 30, 2001, compared to the same periods in 2000. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included within this report.

             The Company may from time to time  make  written  or  oral "forward–looking statements." These forward–looking statements may be contained in this quarterly filing with the  Securities  and  Exchange  Commission (the “SEC”),  the Annual  Report to Shareholders,  other filings with the SEC, and in other  communications by the Company, which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities  Litigation Reform Act of 1995. The words "may,”"could,” "should,”"would,” "believe,”  "anticipate,”  "estimate,” "expect,”  "intend,”  "plan" and similar  expressions  are  intended to identify forward–looking statements.

             Forward–looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties.  The following factors, many of which are subject to change based on various  other  factors  beyond the Company’s control, and other factors discussed in this Form 10–QSB, as well as other factors identified in the Company’s filings with the SEC and those presented  elsewhere by management from time to time, could cause its financial performance  to differ  materially  from the plans, objectives, expectations, estimates and intentions expressed in such forward–looking  statements:

•	the strength of the United States economy in general and the strength of the local economies in which the Company conduct operations;
•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
•	inflation, interest rate, market and monetary fluctuations;
•	the timely development of and acceptance of new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
•	the willingness of users to substitute competitors' products and services for the Company’s products and services;
•	the Company’s success in gaining regulatory approval of their products and services, when required;
•	the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);
•	the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);
•	the impact of technological changes;
•	acquisitions;
•	changes in consumer spending and saving habits; and
•	the Company’s success at managing the risks involved in their business.

             This list of important  factors is not  exclusive.  The Company does not undertake to update any forward–looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

             Results of operations are primarily dependent upon net interest and dividend income. Net interest income is the difference between income earned on the Company’s loan and investment portfolio and the Company’s funds which consists of interest paid on deposits and borrowings.  Operating results are also affected by the provision for loan losses, securities sales activities and service charges on deposit accounts as well as other fees.  The Company’s operating expenses consist of salaries and employee benefits, occupancy and equipment expenses, professional fees as well as marketing and other expenses.  Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates and government and regulatory policies.

Market Risk Analysis

             Qualitative Disclosures About Market Risk. Like other institutions, the Company’s most significant form of market risk is interest rate risk.  The Company is subject to interest rate risk to the degree that the Company’s interest-bearing liabilities, primarily deposits with short and medium-term maturities, mature or reprice at different rates than the Company’s interest-earning assets.  The Company believes it is critical to manage the relationship between interest rates and the effect on the Company’s net portfolio value ("NPV").  This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheet contracts.  The Company manages assets and liabilities within the context of the marketplace, regulatory limitations and within limits established by the Company’s Board of Directors on the amount of change in NPV which is acceptable given certain interest rate changes.

             An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period.  If the Company’s assets mature or reprice more quickly or to a greater extent than the Company’s liabilities, the Company’s net portfolio value and net interest income would tend to increase during periods of rising interest rates but decrease during periods of falling interest rates.  Conversely, if the Company’s assets mature or reprice more slowly or to a lesser extent than the Company’s liabilities, the Company’s net portfolio value and net interest income would tend to decrease duringperiods of rising interest rates but increase during periods of falling interest rates.  The Company’s policy has been to mitigate the interest rate risk inherent in the historical savings institution business of originating long-term loans funded by short-term deposits by pursuing certain strategies designed to decrease the vulnerability of the Company’s earnings to material and prolonged changes in interest rates.  In this regard, the Company’s attempts to minimize interest rate risk by, among other things, emphasizing the origination and retention of adjustable-rate loans and loans with shorter maturities and the sale of long-term one-to-four family fixed-rate loans in the secondary market.

Average Balances, Interest, Yields and Rates

             The following tables set forth certain information relating to the Company’s average balance sheet and reflect the interest earned on assets and interest cost of liabilities for the periods indicated and the average yields earned and rates paid for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average monthly balances of assets and liabilities, respectively, for the periods presented.  Average balances are derived from daily balances.  Loans on nonaccrual status are included in the average balances of loans shown in the tables.  The investment securities in the following tables are presented at amortized cost.

	Three Months Ended June 30, 2001			Three Months Ended June 30, 2000

	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate

	(Dollars in Thousands)(Unaudited)
INTEREST-EARNING ASSETS:

Total loans, net	$94,651	$1,926	8.14%	$79,041	$1,582	8.01%
Investments	38,410	662	6.89%	38,005	700	7.37%
Other earning assets	7,833	83	4.24%	1,903	27	5.68%

Total interest-earning assets	140,894	2,671	7.58%	118,949	2,309	7.76%

Cash and due from banks	3,848			1,543
Other assets	6,599			6,263

Total assets	$151,341			$126,755

INTEREST-BEARING LIABILITIES:

Passbook & Statement Savings	$22,988	125	2.18%	$19,677	88	1.79%
NOW’s and MMA’s	19,370	102	2.11%	11,658	53	1.82%
Certificate of deposits	46,856	669	5.71%	42,801	574	5.36%

Total interest-bearing deposits	89,214	896	4.02%	74,136	715	3.86%

FHLB borrowings	34,815	490	5.63%	33,847	530	6.26%

Total interest-bearing liabilities	124,029	1,386	4.47%	107,983	1,245	4.61%

Demand deposit accounts	14,476			8,534
Other liabilities	1,783			250

Total liabilities	140,288			116,767

Stockholders’ equity	11,053			9,988

Total liabilities and stockholders’ equity	$151,341			$126,755

Net interest income		$1,285			$1,064

Interest rate spread			3.11%			3.15%

Net interest margin			3.65%			3.58%

Interest-earning assets/interest-bearing liabilities			113.60%			110.15%

	Nine Months Ended June 30, 2001			Nine Months Ended June 30, 2000

	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate

	(Dollars in Thousands)(Unaudited)
INTEREST-EARNING ASSETS:
Total loans, net	$92,514	$5,697	8.21%	$75,992	$4,531	7.95%
Investments	38,837	2,052	7.04%	35,635	1,828	6.84%
Other earning assets	5,218	190	4.85%	2,808	112	5.32%

Total interest-earning assets	136,569	7,939	7.75%	114,435	6,471	7.54%

Cash and due from banks	3,861			1,692
Other assets	6,003			4,824

Total assets	$146,433			$120,951

INTEREST-BEARING LIABILITIES:
Passbook & Statement Savings	$21,852	326	1.99%	$18,566	229	1.64%
NOW’s and MMA’s	15,840	241	2.03%	10,693	132	1.65%
Certificate of deposits	46,534	2,035	5.83%	42,016	1,635	5.19%

Total interest-bearing deposits	84,226	2,602	4.12%	71,275	1,996	3.73%
FHLB borrowings	36,723	1,645	5.97%	30,059	1,352	6.00%

Total interest-bearing liabilities	120,949	4,247	4.68%	101,334	3,348	4.41%

Demand deposit accounts	12,784			9,090
Other liabilities	1,787			438

Total liabilities	135,520			110,862
Stockholders’ equity	10,913			10,089

Total liabilities and stockholders’ equity	$146,433			$120,951

Net interest income		$3,692			$3,123

Interest rate spread			3.07%			3.13%
Net interest margin			3.60%			3.64%
Interest-earning assets/interest-bearing liabilities			112.91%			112.93%

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

	Three Months Ended June 30, 2001 vs. 2000 Increase (decrease)

	Due to

	Rate	Volume	Total

	(In Thousands)(Unaudited)
Interest and dividend income:

Loans, net	$27	$317	$344
Investments	(16)	(22)	(38)
Other earning assets	(5)	61	56

Total	6	356	362

Interest expense:

Deposits	69	112	181
Borrowed funds	(56)	16	(40)

Total	13	128	141

Change in net interest income	$(7)	$228	$221

	Nine Months Ended June 30, 2001 vs. 2000 Increase (decrease)

	Due to

	Rate	Volume	Total

	(In Thousands)(Unaudited)
Interest and dividend income:

Loans, net	$153	$1,013	$1,166
Investments	56	168	224
Other earning assets	(9)	87	78

Total	200	1,268	1,468

Interest expense:

Deposits	303	303	606
Borrowed funds	(5)	298	293

Total	298	601	899

Change in net interest income	$(98)	$667	$569

Financial Condition and Results of Operations

Comparison of Financial Condition at June 30, 2001 and September 30, 2000.

             Total assets increased by $12.8 million or 9.3% to $149.9 million at June 30, 2001 from $136.9 million at September 30, 2000.  Total net loans increased by $9.5 million or 11.1% to $95.0 million at June 30, 2001 as compared to $85.5 million at September 30, 2000.   Cash and cash equivalents increased by $3.4 million or 57.1% to $9.5 million at June 30, 2001 from $6.0 million at September 30, 2000.  This increase is primarily due to increases in our deposit accounts.

             Total liabilities increased by $12.0 million or 9.5% at June 30, 2001 to $139.0 million from $126.7 million at September 30, 2000.  Total deposits increased by $15.8 million or 17.1% to $108.3 million at June 30, 2001 from $92.4 million at September 30, 2000.  Total Federal Home Loan Bank of Boston borrowings decreased by $40 million or 11.7% to $29.9 million at June 30, 2001 from $33.9 million at September 30, 2000.

Comparison of the Operating Results for the Three Months Ended June 30, 2001 and 2000.

General. Results of operations are primarily dependent upon net interest and dividend income. Net interest income is the difference between income earned on the Company’s loan and investment portfolio and the Company’s funds which consists of interest paid on deposits and borrowings.  Operating results are also affected by the provision for loan losses, securities sales activities and service charges on deposit accounts as well as other fees.  The Company’s operating expenses consist of salaries and employee benefits, occupancy and equipment expenses, professional fees as well as marketing and other expenses.  Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates and government and regulatory policies.

Net Income(Net Loss). The Company’s net income (loss) for the three months ended June 30, 2001 was ($123,000) as compared to $131,000 for the three months ended June 30, 2000.  This $254,000 or 193.9% decrease in net income during the period was the result of an increase of $362,000 in interest and dividend income, an increase of $10,000 in other income, offset by an increase of $141,000 in interest expense, an increase in provision for loan losses of $12,000, an increase of $596,000 in operating expenses.  The continued expansion of the Company’s lending activities accounted for the increase in interest income, while its operating expenses increased due to charges of $400,000 by the Bank during the quarter ended June 30, 2001 to other expenses in connection with a "Check Kiting Scheme." While the Bank is making every effort to collect this amount, no assurances can be given that the Bank will be successful in recovering this amount.  The return on average assets for the three months ended June 30, 2001 was (.33%) compared to .41% for the three months ended June 30, 2000.

Net Interest and Dividend Income Before Provision for Loan Losses.  The Company’s net interest and dividend income before provision for loan losses for the three months ended June 30, 2001 increased $221,000 or 20.8% to $1.3 million from $1.1 million for the three months ended June 30, 2000. The  increase is attributed to a combination of the $344,000 increase in interest and fees on loans , offset by  a decrease of $38,000 in interest and dividends on securities and an increase of $141,000 in interest expense on deposits and borrowed funds which increase resulted from higher interest rates paid on such deposits and funds.

             The average yield on interest-earning assets decreased 18 basis points to 7.58% for the three months ended June 30, 2001 from 7.76% for the three months ended June 30, 2000, while the average cost on interest-bearing liabilities decreased by 14 basis points to 4.47% for the three months ended June 30, 2001 from 4.61% for the three months ended June 30, 2000. The interest rate spread decreased to 3.11% for the three months ended June 30, 2001 from 3.15% for the three months ended June 30, 2000 and the net interest margin increased from 3.58% to 3.65% during this period.

Interest and Dividend Income. Total interest and dividend income increased by $362,000 or 15.7% to $2.7 million for the three months ended June 30, 2001 from $2.3 million for the three months ended June 30, 2000.  The increase in interest and dividend income was a result of  increased volume of commercial and commercial real estate loans.  The average balance of net loans for the three months ended June 30, 2001 was $94.7 million compared to $79.0 million for the three months ended June 30, 2000.  The average yield on net loans was 8.14% for the three months ended June 30, 2001 compared to 8.01% for the three months ended June 30, 2000.  The average balance of investment securities for the three months ended June 30, 2001 was $38.4 million compared to $38.0 million for the three months ended June 30, 2000.  The average yield on investment securities was 6.89% for the three months ended June 30, 2001 compared to 7.37% for the three months ended June 30, 2000.

Interest Expense.  Interest expense increased by $141,000 or 11.3 % to $1.4 million for the three months ended June 30, 2001 from $1.2 million for the three months ended June 30, 2000.  Interest expense increased primarily as a result of an increase in the level of deposit balances during the three months ended June 30, 2001 as compared to the same period in 2000.  Average interest-bearing deposits increased by $15.1 million or 20.3% to $89.2 million for the three months ended June 30, 2001 from $74.1 million for the three months ended June 30, 2000.  This increase is primarily due to increases resulting from an increase in checking products and certificate of deposit products with competitive rates.  Accordingly, interest expense on deposits increased $181,000 or 25.3% to $896,000 for the three months ended June 30, 2001 compared to $715,000 for the three months ended June 30, 2000.  Interest expense on advances from the Federal Home Loan Bank decreased $40,000 or 7.6% to $490,000 for the three months ended June 30, 2001 from $530,000 for the three months ended June 30, 2000.

Provision for Loan Losses.  The provision for loan losses is a result of the Company’s periodic analysis of the adequacy of the allowance for loan losses.  The provision for loan losses increased $12,000 or 33.3% to $48,000 for the three months ended June 30, 2001 as compared to $36,000 for the same period in 2000. The provision reflects management's assessment of potential losses and is based on a review of the risk characteristics as well as the growth of the loan portfolio.  The Bank considers many factors in determining the level of the provision for loan losses.  Collateral value on a loan by loan basis, trends of loan delinquencies, risk classification identified in the Bank’s regular review of individual loans, and economic conditions are major factors in establishing the provision.  At June 30, 2001, the balance of the allowance for loan losses was $882,000 or .92% of total loans versus $746,000 or .86% of total loans at September 30, 2000.  As the Bank continues to expand its small business lending, additional increases to the provision are likely.

Noninterest Income. Total noninterest income increased by $10,000 or 10.0% to $110,000 for the three months ended June 30, 2001 from $100,000 for the three months ended June 30, 2000.  The increase was primarily the result of increased fees on transactional deposit accounts.  The Company anticipates increases to noninterest income as it continues to expand the volume of its deposit relationships.  It is also the Company’s goal to increase its level of noninterest income by expanding its delivery systems and by continually considering additional sources of revenue.

Noninterest Expense. Noninterest expense increased by $596,000 or 63.9%  to $1.5 million for the three months ended June 30, 2001 from $933,000 for the three months ended June 30, 2000.   Salaries and employee benefits was $587,000 for the three months ended June 30, 2001 as compared to $492,000 for the three months ended June 30, 2000, an increase of $95,000 or 19.3%. The increase in noninterest expense is also attributed to charges of $400,000 by the Bank to other expenses during the period in connection with a "Check Kiting Scheme." While the Bank is making every effort to collect this amount, no assurances can be given that the Bank will be successful in recovering this amount.

Income Taxes.  The provision for income taxes amounted to ($59,000) for the three months ended June 30, 2001 as compared to $64,000 for the three months ended June 30, 2000, resulting in effective tax rates of 32.4% and 32.8%, respectively.  The effective tax rate reflects the Company’s utilization of a securities investment subsidiary to substantially reduce state income taxes.

Comparison of the Operating Results for the Nine Months Ended June 30, 2001 and 2000.

Net Income. The Company’s net income for the nine months ended June 30, 2001 was $170,000 as compared to $449,000 for the nine months ended June 30, 2000.  This $279,000 or 62.1% decrease in net income during the nine months ended June 30, 2001  was the result of an increase of $1.5 million in interest and dividend income and an increase of $45,000 in other income, offset by an increase of $899,000 in interest expense, an increase in provision for loan losses of $36,000 and  an increase of $1.0 million in operating expenses.  The Company’s continued expansion of its lending activities accounted for the increase in interest income, while its interest expense increased due to increases in deposit balances and operating expenses increased due to charges of $400,000 by the Bank during the period to other expenses in connection with a "Check Kiting Scheme." While the Bank is making every effort to collect this amount, no assurances can be given that the Bank will be successful in recovering this amount.  The return on average assets for the nine months ended June 30, 2001 was .15% compared to .49% for the nine months ended June 30, 2000.

Net Interest and Dividend Income Before Provision for Loan Losses. The Company’s net interest and dividend income before provision for loan losses for the nine months ended June 30, 2001 increased $569,000 or 18.2% to $3.7 million from $3.1 million for the nine months ended June 30, 2000. The increase is attributed to a combination of the $1.2 million increase in interest and fees on loans and an increase of $224,000 in interest and dividends on securities, offset by an increase of $606,000  in interest expense on deposits and $293,000 in interest expense on borrowed funds.

             The average yield on interest-earning assets increased 21 basis points to 7.75% for the nine months ended June 30, 2001 from 7.54% for the nine months ended June 30, 2000, while the average cost on interest-bearing liabilities increased by 27 basis points to 4.68% for the nine months ended June 30, 2001 from 4.41% for the nine months ended June 30, 2000.  The interest rate spread decreased to 3.07% for the nine months ended June 30, 2001 from 3.13% for the nine months ended June 30, 2000 and the net interest margin decreased from 3.64% to 3.60% during the nine months ended June 30, 2001 as compared to the same period in 2000.

Interest and Dividend Income. Total interest and dividend income increased by $1.5 million or 22.7% to $7.9 million for the nine months ended June 30, 2001 from $6.5 million for the nine months ended June 30, 2000.  The increase in interest and dividend income was a result of a higher level of commercial and commercial real estate loans.  The average balance of net loans for the nine months ended June 30, 2001 was $92.5 million compared to $76.0 million for the nine months ended June 30, 2000.  The average yield on net loans was 8.21% for the nine months ended June 30, 2001 compared to 7.95% for the nine months ended June 30, 2000.  The average balance of investment securities for the nine months ended June 30, 2001 was $38.8 million compared to $35.6 million for the nine months ended June 30, 2000.  The average yield on investment securities was 7.04% for the nine months ended June 30, 2001 compared to 6.84% for the six months ended June 30, 2000.

Interest Expense.  Interest expense increased by $899,000 or 26.9% to $4.2 million for the nine months ended June 30, 2001 from $3.3 million for the nine months ended June 30, 2000.  Interest expense increased primarily as a result of an increase in the level deposits and FHLB borrowings during the nine months ended June 30, 2001.  Average interest-bearing deposits increased by $13.0 million or 18.2% to $84.2 million for the nine months ended June 30, 2001 from $71.3 million for the same period in 2000.  Deposit balances have increased as a result of an increase in checking products, certificate of deposit products with competitive rates and deposits attributable to the Chelsea branch.  Accordingly, interest expense on deposits increased $606,000 or 30.4% to $2.6 million for the nine months ended June 30, 2001 compared to $2.0 million for the nine months ended June 30, 2000.  Interest expense on FHLB borrowings increased $293,000 or 21.7% to $1.6 million for the nine months ended June 30, 2001 from $1.4 million for the nine months ended June 30, 2000.  This is attributable to an increase in the level of such borrowings.

Provision for Loan Losses.  The provision for loan losses increased $36,000 or 33.3% to $144,000 for the nine months ended June 30, 2001 as compared to $108,000 for the same period in 2000.  At June 30, 2001, the balance of the allowance for loan losses was $882,000 or .92% of total loans.  As the Bank continues to expand its small business lending, additional increases to the provision are likely.

Noninterest Income. Total noninterest income increased by $45,000 or 15.1% to $343,000 for the nine months ended June 30, 2001 from $298,000 for the nine months ended June 30, 2000.  The increase was primarily the result of increased fees on transactional deposit accounts.  The Company anticipates increases to noninterest income as it continues to expand the volume of its deposit relationships.  It is also the Company’s goal to increase its level of noninterest income by expanding its delivery systems and by continually considering additional sources of revenue.

Noninterest Expense. Noninterest expense increased by $1.0 million or 38.3%  to $3.6 million for the nine months ended June 30, 2001 from $2.6 million for the nine months ended June 30, 2000.  Salaries and employee benefits, the largest component of noninterest expense was $1.7 million for the nine months ended June 30, 2001 as compared to $1.4 million for the nine months ended June 30, 2000, an increase of $272,000 or 19.7%. The increase in noninterest expense is also attributed to charges of $400,000 by the Bank to other expenses during the period in connection with a "Check Kiting Scheme." While the Bank is making every effort to collect this amount, no assurances can be given that the Bank will be successful in recovering this amount.

Income Taxes.  The provision for income taxes amounted to $86,000 for the nine months ended June 30, 2001 as compared to $236,000 for the nine months ended June 30, 2000, resulting in effective tax rate of 33.6% and 34.5%, respectively.  The effective tax rate reflects the Company’s utilization of a securities investment subsidiary to substantially reduce state income taxes.

Liquidity and Capital Resources

             As the Company’s primary business consists that of the Bank’s business, the Company’s primary sources of funds are deposits, proceeds from the principal and interest payments on loans, debt and equity securities, and to a lesser extent, borrowings and proceeds from the sale of fixed rate mortgage loans to the secondary market.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments, mortgage loan sales, and borrowings are greatly influenced by general interest rates, economic conditions and competition.

             The Office of Thrift Supervision regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation.  Liquidity management is both a daily and long-term function of management.  If the Company requires funds beyond its ability to generate them internally, the Company believes it could borrow additional funds from the FHLB.  At June 30, 2001, the Company had borrowings of $29.9 million.

             At June 30, 2001, the Company had $5.4 million in outstanding commitments to originate loans.  The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments.  Certificates of deposit which are scheduled to mature in one year or less totaled $38.2 million at June 30, 2001.  Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank.

             At June 30, 2001, the Company and the Bank exceeded all of their regulatory capital requirements.

Part II - Other Information
June 30, 2001

PART II            OTHER INFORMATION

Items 1 - 5        Not Applicable

Item 6  Exhibits and Reports on Form 8-K

(a)         Exhibits
             None

(b)        Reports on Form 8-K

The Company filed a current report on Form 8-K dated April 27, 2001 announcing that Revere, MHC, the majority shareholder of the Company’s common stock, had entered into an Agreement and Plan of Merger (the”Merger Agreement”) with Danvers Bancorp, Inc., a Massachusetts Corporation and bank holding company for Danvers Savings Bank, a Massachusetts Savings Bank.

Pursuant to the terms of the Merger Agreement, the mutual holding company structure of Revere, MHC will be eliminated and Revere Federal Savings Bank will merge with and into Danvers Savings Bank.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RFS BANCORP, INC.

Date: August 14, 2001	By:	/s/ James J. McCarthy

James J. McCarthy
President and Chief Executive Officer

Date: August 14, 2001	By:	/s/ Anthony J. Patti

Anthony J. Patti
Executive Vice President and Chief Financial Officer (principal accounting officer)